Form 10-K/A
period 2021-12-31
IR-Med, Inc.
filed 2022-04-26
CIK 1839133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Audit Firm ID	Auditor Name	Auditor Location
1057	Somekh Chaikin	Tel Aviv, Israel

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2021 Form 10-K”) of IR-Med, Inc. (the “Company”) for the year ended December 31, 2021 (“Fiscal 2021”), as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. We are filing this Amendment to amend Part III of the 2021 Form 10-K to include the information required by and not included in Part III of the 2021 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of Fiscal 2021.

In addition, the Exhibit Index in Item 15 of Part IV of the 2021 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2021 Form 10-K. The 2021 Form 10-K continues to speak as of the date of the 2021 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2021 Form 10-K other than as expressly indicated in this Amendment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of the board of directors and the executive officers and the positions held by each as of April 24, 2022.

Name	Age	Position
Oded Bashan Dr. Rom Eliaz Sharon Levkoviz Aharon Binur	75 50 48 58	Chairman of the Board of Directors Chief Executive Officer Chief Financial Officer Chief Development Officer
Aharon Klein	58	Chief Technology Officer, Director
Yaniv Cohen	42	Director
Yoram Drucker	56	Vice President, Business Development, Director
David Lazar (1)	30	Director
Ohad Bashan	51	Director
Ron Mayron (1)	58	Director
David Levy (2)	67	Director of Subsidiary

(1) Member of the Audit Committee.

(2) Mr. Levy is a member of the board of directors of IR-Med Ltd, the Company’s subsidiary.

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Oded Bashan co-founded IR-Med Ltd with Aharon Klein and, since September 2013 has been serving as Chairman of IR-Med Ltd. Upon the effectiveness of the Acquisition, he was appointed to Board of Directors and on January 20, 2021, was appointed as Chairman of the Board and on April 6, 2021 he was appointed Chief Executive Officer on an interim basis following the resignation of Ms. Davidson Mund. Mr. Bashan has over 35 years of experience in managing, building and running technology companies. Founder, CEO & chairman of OTI from 1990 to 2013, a Nasdaq traded global technology leader with more 250 employees, annual sales of $50 Million USD, IP portfolio of over 100 patents and hundreds of millions of users. Previously served (years) as the president of Electro-Galil. He was awarded the Leading Businessman Award in Management, Business and Economics by the Israeli Institute of Public Opinion. Mr. Bashan holds both B.Sc. and M.Sc. in Economics and Business management from the Hebrew University of Jerusalem.

The Board believes that Mr. Bashan’s extensive experience in United States public companies, his long standing involvement with IR-Med Ltd. and his knowledge of our product candidates ideally situate him to serve on our Board.

Dr. Rom Eliaz was appointed Chief Executive Officer on June 20, 2021. Prior to his appointment as our Chief Executive Officer, from May 2006 till the present time, Dr. Eliaz was Founder and Managing Director at Elrom Ventures, a consulting firm that specializes in the formation, business development, financing and operational development of biotechnology-based, medical devices, green technology and digital health companies. From June 2017 through October 2018, he served as a Managing Director at aMoon Fund, over $1 Billion fund for investment in late stage or early breakthrough stage companies or concepts. From March 2016 to September 2017, Dr. Eliaz was Head of Merck ventures’ Fund and Bio-Incubator in Israel where he co-founded several companies in the incubator. Prior to that time, from May 2012 to March 2016, Dr. Eliaz served as VP of Innovative Branded Products at Teva Pharmaceuticals. From October 2010 to April 2012, he was the CEO of NasVax a publicly traded company listed on the Tel Aviv Stock Exchange. Dr. Eliaz received with honors his PhD in Chemical Engineering and Biotechnology from the Weizmann Institute of Science and Ben-Gurion University (BGU) in Israel, and he holds an MBA from the Harvard Business School and Boston University joint program at BGU.

Sharon Levkoviz. Mr. Levkoviz was appointed to Chief Financial Officer upon the effectiveness of the Acquisition. Mr. Levkoviz served from 2011-2021 in Achdut Israel Ltd., an Israeli company providing accounting and economic consulting services, as regional manager. Prior to that period, Mr. Levkoviz served as a Chief Controller at OTI global company, Nasdaq traded company, from 2005 through 2011. Mr. Levkoviz received his CPA from Ramat Gan College and a B.A. in Business Administration from Rupin College in Israel. In addition Mr. Levkoviz served ten years as a chairman of finance and human resource committee at Ohalo College and also five years as a director at the development company of Katzrin, Mr. Levkoviz is a member of Katzrin plenum.

Aharon Binur, Mr. Aharon Binur was appointed as Chief Development Officer on April 29, 2021 to lead product development. Mr. Binur is an electronics engineer who graduated from the Technion in Haifa, Israel. He started as an electronics engineer at OTI, and quickly climbed to a development manager at a subsidiary and was later appointed VP of R&D at OTI, and VP of products for a cumulative more than 13 years. Aharon also served as CTO and VP of R&D at Lehavot- advanced fire protection systems, for over 8 years. Aharon has extensive experience in multidisciplinary technological management, including software, hardware and mechanics, development of final systems and products for the client, while maintaining high quality and international standards. Aharon has a unique and creative approach to technology management, including patents registered on his name.

Aharon Klein co-founded IR-Med Ltd in September 2013 and served as director and Chief Operating Officer since then and until the Acquisition, whereupon he was appointed to the Board of IR-Med and Chief Technology Officer. Mr. Klein is a medical device and biotech expert, with a strong clinical background. Prior to founding IR-Med Ltd, from 2004 to 2007 Mr. Klein co-founded and served as CEO of Fertiligent, a start-up company focused on innovative fertility treatments, which was acquired by a United Kingdom based investment group in 2008. From 2008 to 2013 (just immediately prior to co-founding IR-Med) he founded a medical device company developing infrared based diagnostic tools for diagnosing colon cancer insito without the need for biopsies (optical biopsies). Mr. Klein graduated from the Faculty of Engineering in the Technion Israel Institute of Technology. Mr. Klein is experienced in initiating and running medical device start-up companies, including development running clinical trials and regulatory affairs.

The Board believes that Mr. Klein’s extensive knowledge of the Company, his long standing involvement with IR-Med Ltd and his knowledge of the core technologies underlying our product candidates ideally situate him to serve on our Board.

Yaniv Cohen Co-founded IR-Med Ltd as of September 2013 and served as the R&D manager since then and until the Acquisition, whereupon he was appointed to the Board of IR-Med and R&D researcher. Mr. Cohen is an experienced electrical engineer with expertise in the fields of wave propagation and IR Spectroscopy for medical applications. Additionally, Mr. Cohen holds 4 patents in medical devices, co-authored eight articles in scientific journals as well as speaking in conference around the globe. From 2010 to 2013 Mr. Cohen served as R&D manager for PIMS, an Israeli medical device company, focusing on IR imaging and spectral analysis for non-invasive cancer detection and identification. From 2008 to 2009, Mr. Cohen worked for Cisco as a system engineer. Prior to which, from 2006 to 2008 he worked as a service engineer for Intel Israel. Mr. Cohen is a Candidate of Sciences in the doctoral program, Informatics and Computer Engineering in the National Research University Higher School of Economics, School of Electronic Engineering Institute of Electronics and Mathematics (MIEM HSE), Moscow, Russia. Mr. Cohen holds a M.Sc. in Electrical Engineering from Holon Institute of Technology (2007), following which, from 2009 to 2010 he attended the Ben-Gurion University of the Negev, Beer Sheva, Israel where he wrote a thesis in wave prorogation.

The Board believes that Mr. Cohen’s extensive knowledge of the Company, his long standing involvement with IR-Med Ltd and his extensive knowledge of relevant technologies qualify him to serve on our Board.

Yoram Ducker joined the Board of Directors in December 2019. Mr. Drucker is a serial entrepreneur, founding several companies over the last twenty years and focusing on the Israeli biotech industry. From October 2017 to the present time, Mr. Drucker founded and served as Vice President of Business Development for InnoCan Pharma Ltd., a company traded on the Canadian Stock Exchange (CSE). From September 2016 to April 2020, Mr. Drucker was the CEO and Co-founder of a biotech company, ViruCure, developing an oncolytic-virus based technology platform. Prior to this, he served as the CEO and Executive Chairman of Cell Source Ltd. From 2011 to 2014. Additionally, Mr. Drucker was a founding member of Brainstorm (BCLI), a company publicly traded on the Nasdaq where he served as COO in 2004 and CEO from 2005 to 2007 and a founding member of Pluristem (NASDAQ: PSTI). Mr. Drucker brings significant expertise in the management, operations, business development and product development in start-ups. He is also involved as a consultant and co-founder of other start-ups in different fields.

The Board believes that Mr. Drucker’s extensive experience in a managerial capacity with U.S. public companies brings to our board needed experience is functioning as a U.S. public company.

David Lazar joined the Board in November 2018. Mr. Lazar is a private investor with rich business experience. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. Mr. Lazar has a diverse knowledge of financial, legal and operations management, public company management, accounting, audit preparation, due diligence reviews and SEC regulations. His expertise includes early-stage company capital restructuring, debt financing, capital introductions, and mergers and acquisitions.

Mr. Lazar was selected to serve as a director due to his knowledge of the capital markets, his judgment in assessing business strategies and accompanying risks, and his expertise with smaller reporting companies.

Ohad Bashan. Mr. Bashan was appointed to the Board of Directors upon the effectiveness of the Acquisition. Mr. Bashan served as a member of the Board of Directors of OTI America, PARX Ltd., ASEC and Digoti Ltd. Mr. Bashan serves as a member of the Board of Directors of Millennium Card’s Technology Ltd.. From 1996 to August 1998, he was our business development manager. Mr. Bashan holds a B.A. in business from the College of Business Management, Tel Aviv, with specializations in marketing and finance, and an M.B.A. from Pepperdine University, California. Ohad Bashan is the son of Oded Bashan.

The Board believes that Mr. Bashan’s wide ranging international business experience qualify him to serve on our Board.

Ron Mayron. Mr. Mayron was appointed to the Board of Directors upon the effectiveness of the Acquisition. Mr. Mayron has extensive, long-term experience in the pharmaceutical & medical equipment arena and has held various, significant senior management positions, both local and global, within Teva Pharmaceutical Industries Ltd. over the last 21 years. During his career at Teva Mr. Ron Mayron served in various VP positions, his last role was CEO of Teva Israel and VP Israel and Africa from June 2009. Mr. Ron Mayron ‘s core expertise local and global are Marketing, Sales & Distribution, Merge & Acquisitions, Business Development, Global Operation & supply Chain and Strategic Development. Mr. Ron Mayron serves on several Board of Directors public and private and he holds a B.Sc. – Industrial Engineering & Management, Ben Gurion University and M.B.A from Tel-Aviv University.

As part of his duties as Chairman of an Israeli public company, Wize Pharma Inc. (“Wizw”), Mr. Mayron had signed the 2015 year end and 2016 first quarter financial statements of Wize, after they were approved by Wize’s board of Directors and its finance committee. The financial statements required an assessment of the value of certain of Wize’s assets; namely a certain proposed pharmaceutical product which was in process for FDA approval in the Drug Monograph process (the “fast Lane”). Issues arose in the approval process that indicated that the product would not be suitable to the “fast Lane”. This assessment was not reflected in the 2016 first quarter reports. The Israel Securities Authority (“ISA”) asserted that the asset valuation was not sufficiently addressed due to the issues which arose with the FDA approval timelines.

The ISA matter was resolved in at the staff level by the ISA approval of the administrative settlement agreement on August 1, 2019 without any formal proceeding being taken. A financial penalty in the amount of NIS 150,000 (approximately $45,000) was imposed upon Mr. Mayron pursuant to the Israeli Securities Law, which was paid in 10 consecutive monthly payments. Furthermore, a conditional financial penalty of NIS 150,000 was imposed also imposed, to be paid provided that he commits a violation of certain specified sections of the Securities Law within nine months of approving the Arrangement. The fine was already paid and the probation period of additional fine has already expired with no additional sanction imposed.

The Board believes that Mr. Mayron’s extensive knowledge and experience with public companies qualify him to serve on our Board and on our audit committee.

David Levy. Mr Levy was appointed to the board of directors of our Israel based subsidiary IR-Med Ltd. on February 15, 2015. Mr. Levy has over 40 years’ experience in the manufacture of electronic circuits primarily in the defense field. Mr. Levy has served as chief executive officer of Liat Electronics Ltd., a company he co-founded in January 1986 as niche “boutique” developing and manufacturing facility for the most cutting edge industries, and which currently employs 100 employees, that perform manufacturing engineering, new product implementation, and printed circuit board (PCB) assemblies. Our clientele includes a variety of highly sophisticated companies in the medical, defense and security, communication and industrial applications. Mr. Levy received his MBA from Tel Aviv University in 2002.

Family Relationships

Oded Bashan is the father of Ohad Bashan.

Board Responsibilities

The Board oversees, counsels, and directs management in the long-term interest of the Company and its shareholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of the Company. The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees and Charters

The Board and its committees meet throughout the year and act by written consent from time to time as appropriate.

Committees of the Board of Directors

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee.

Other than an audit committee, the Company does not have any of the above-mentioned standing committees because its corporate financial affairs and corporate governance are simple in nature and each financial transaction is approved by its chief executive officer or board of directors.

Audit Committee

The Audit Committee (a) assists the Board of Directors in fulfilling its oversight of: (i) the quality and integrity of our financial statements; (ii) our compliance with legal and regulatory requirements relating to our financial statements and related disclosures; (iii) the qualifications and independence of our independent auditors; and (iv) the performance of our independent auditors; and (b) prepares any reports that the rules of the SEC require be included in our proxy statement for our annual meeting.

The Audit Committee held five meetings in fiscal 2021. In addition, the Audit Committee reviewed and approved various corporate items by way of written consent during the fiscal year 2021. The Board has determined that each member of the Audit Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

The Audit Committee is responsible for the oversight of our financial reporting process on behalf of the Board of Directors and such other matters as specified in the Audit Committee’s charter or as directed by the Board of Directors. Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such registered public accounting firm must report directly to the Audit Committee. Our Audit Committee must approve in advance all audit, review and attest services and all non-audit services (including, in each case, the engagement and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations.

Code of Ethics.

The Company does not currently have a Code of Ethics but intends to adopt one in fiscal 2022.

Involvement in Certain Legal Proceedings.

The Company is not aware of any material legal proceedings that have occurred within the past ten years concerning any Director or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). No delinquent reports were filed during 2021 by the Company’s officers and directors and ten percent (10%) stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes the compensation earned in each of our fiscal years that ended December 31, 2021 and 2020 by our named executive officers, which consisted of our principal executive officer and our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2021 and were serving as executive officers as of such date and our former Chief Executive Officer who resigned in April 2021. We refer to the executive officers listed below as the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus ($)	Option Awards ($)(1)	All other compensation ($) (2)	Total($)
Dr. Rom Eliaz - Chief Executive Officer (3)	2021	82,750		99,115	$38,077	219,942
	2020	-		-	$-

Aharon Klein- Chief Technology Officer	2021	145,525		50,637	$18,000	214,162
	2020	75,074		-	$-	75,074

Aharon Binur- Chief Development Officer	2021	103,797		68,574	$33,820	206,191
	2020	-		-	$-	-

Limor Mund Davidson, former Chief Executive Officer (4)	2021	70,506		15,750	$20,867	107,123
	2020	11,406		-	3,388	14,794

1. In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 10.C to the Annual Report on Form 10-K for the year ended December 31, 2021.

2. For 2021 and 2020, represents the compensation as described under the caption “All Other Compensation” below.

3. Dr. Eliaz was appointed Chief Executive Officer on June 22, 2021.

4. Ms. Davidson resigned as Chief Executive Officer on April 6, 2021.

All Other Compensation

The following table provides information regarding each component of compensation for fiscal years 2021 and 2020 included in the All Other Compensation column in the Summary Compensation Table above. Represents amounts paid in New Israeli Shekels (NIS) and converted at average exchange rates for the year.

Name	Year	Automobile and Related Expenses $ (1)	Social Benefits $ (2)	Total $
Dr. Rom Eliaz	2021	13,199	24,878	38,077
	2020	-

Aharon Kelin	2021	18,000		18,000
	2020	-

Aharon Binur	2021	7,449	26,371	33,820
	2020	-

Limor Mund Dadvidson	2021		20,867	20,867
	2020		3,388	3,388

1.	Represents a leased automobile expenses and reimbursement of travel expenses .

2.	These are comprised of contributions by us to savings, health, severance, pension, disability and insurance plans generally provided in Israel, including health, education, managerial insurance funds, and redeemed vacation pay. This amount represents Israeli severance fund payments, managerial insurance funds, disability insurance, supplemental education fund contribution and social securities. See discussion below under “Narrative Disclosure to Summary Compensation Table.”

Outstanding Equity Awards at December 31, 2021

The following table sets forth information concerning equity awards held by each of our Named Executive Officers as of December 31, 2021.

Name	Grant Date	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dr. Rom Eliaz,	June 20,2021	75,000	375,000	0.32	*
Aharon Klein	June 20,2021	220,000	20,000	0.32	*
Aharon Binur	June 20,2021	60,000	240,000	0.32	*
Limor Mund Davidson	June 20,2021	75,000	-	0.32	January 6, 2023

* -Options expiration date is ten (10) years from vesting

Narrative Disclosure to Summary Compensation Table

Our Board follows the following processes and procedures for the consideration and determination of executive and director compensation:

In establishing compensation amounts for executives, we seek to provide compensation that is competitive in light of current market conditions and industry practices. Accordingly, we will generally review market data, which is comprised of proxy-disclosed data from peer companies and information from nationally recognized published surveys for the biopharmaceutical industry, adjusted for size. The market data helps the committee gain perspective on the compensation levels and practices at the peer companies and to assess the relative competitiveness of the compensation paid to our executives. The market data thus guides us in its efforts to set executive compensation levels and program targets at competitive levels for comparable roles in the marketplace. We then consider other factors, such as the importance of each executive officer’s role to the Company, individual expertise, experience, performance, retention concerns and relevant compensation trends in the marketplace, in making its final compensation determinations.

Elements of Compensation

In addition to each officer’s base salary, our executive officer compensation program consists of a cash incentive bonus plan and discretionary stock option awards in addition to customary benefits. The amounts of compensation awarded for each element of the Company’s compensation program (i.e., base salary, bonuses and stock options) are reviewed in connection with the Company’s performance.

Base Salary

Annual base salaries compensate our executive officers for fulfilling the requirements of their respective positions and provide them with a level of cash income predictability and stability with respect to a portion of their total compensation. We believe that the level of an executive officer’s base salary should reflect the executive’s performance, experience and breadth of responsibilities, our understanding of salaries for similar positions within our industry, and any other factors relevant to that particular job.

Base salaries are typically negotiated at the outset of an executive’s employment. Salary levels are considered annually as part of our performance review process, but also in cases including promotion or other changes in the job responsibilities of an executive officer. For named executive officers, initial base salaries generally are established in connection with negotiation of an offer of employment and employment agreement. Increases in base salary have several elements. In addition to promotion and increased responsibilities, merit and Company-wide general increases are also taken into consideration.

Stock-Based Awards

Historically, we have generally granted stock options to our employees, including our named executive officers, in connection with their initial employment with us. We also have historically granted stock options on an annual basis as part of annual performance reviews of our employees.

Our equity award program is the primary vehicle for offering long-term incentives to our executives. We do not have any equity ownership guidelines for our executives, which is consistent with other pre-commercial biotechnology companies that use stock options as the long-term incentive vehicle. Further, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employment during the vesting period. We expect that our Board will continue to use annual equity awards to compensate our executive officers. We may also make additional discretionary grants, typically in connection with the promotion of an employee, to reward an employee, for retention purposes or in other circumstances as the Compensation Committee deems appropriate.

Employment and Severance Arrangements

We consider it essential to the best interests of our stockholders to foster the continuous employment of our key management personnel. In this regard, we recognize that the possibility of a change in control may exist and that the uncertainty and questions that it may raise among management could result in the departure or distraction of management personnel to the detriment of the Company and our stockholders. In order to reinforce and encourage the continued attention and dedication of certain key members of management, we have entered into written employment agreements with certain of our named executive officers that, while at-will, contain certain change in control and severance provisions.

Dr. Rom Eliaz -On June 22, 2021, Dr. rom Eliaz and IR Med Ltd entered into an employment agreement providing for the employment of Dr. Eliaz as Chief Executive Officer (the “Eliaz Employment Agreement”). Under the Eliaz Employment Agreement, Dr. Eliaz is entitled to an annual salary of the current New Israeli Shekel equivalent of approximately $165,000, payable on monthly basis. Mr. Eliaz is also provided with a leased automobile. Under the Eliaz Employment Agreement, Dr. Eliaz also entitled to the following: (i) Manager’s Insurance under Israeli law for the benefit of Dr. Rom Eliaz pursuant to which IR-Med Ltd contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Dr. Eliaz contributes an additional 6%) of each monthly salary payment, and (b) 7.5% of his salary (with Dr. Eliaz contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. The Eliaz Employment Agreement provides that his annual salary will be increased to the New Israeli Shekel equivalent of approximately $186,000 upon (i) the successful capital raise by the Company of at least $5.0 million in net proceeds, (ii) the successful completion of a prototype of the PressureSafe device, as determined by the Company’s board of directors and (iii) receipt by the Company of a letter of intent for the large scale commercial purchase/order of the PressureSafe device. If Dr. Eliaz’s employment is terminated by us without cause on or prior to December 22, 2021, then we must pay Dr. Eliaz (a) the accrued obligations earned through the date of termination, (b) a lump-sum payment of an amount equal to one month of his base salary at the time of his termination; if such termination occurs after such date, then we must pay to Dr. Eliaz (a) the accrued obligations earned through the date of termination, (b) a lump-sum payment of an amount equal to three months of his base salary at the time of his termination. Under the Eliaz Employment Agreement, Dr. Eliaz was awarded options under the Company’s employee stock option plan for 450,000 shares of the Company’s common stock at a per share price of $0.32, vesting in six (6) bi-annual instalments of 75,000 shares, beginning the first instalment on the bi-annual period ending December 31, 2021 and thereafter at the end of each subsequent six months, provided that the Executive is then in our employ.

The agreement contains (i) customary confidentiality obligations which are not limited by the term of the agreement, (ii) certain non-compete provisions du ring the term of the agreement and twelve (12) months thereafter and (iii) certain non-solicitation provisions during the term of the agreement and for one year thereafter.

Aharon Klein. On December 24, 2020, our subsidiary and IR-Med Ltd. and Mr. Klein entered into an amended and restated consulting agreement replacing a service agreement dated October 1, 2019 between IR-Med Ltd. and the Company (the “Klein Service Agreement”). The Klein Service Agreement provides for a continuous term and may be terminated by either party at any time, provided that if Mr. Klein resigns, he shall provide at least 30 days’ prior written notice. Pursuance to this agreement, Mr. Klein’s annual fee compensation was increased to $144,000 plus VAT, effective as of the closing of the Acquisition. In addition, Mr. Klein is eligible to receive an automobile allowance of New Israeli Shekel equivalent of approximately $1,525 per month. If Mr. Klein’s employment is terminated (i) by us without cause or (ii) by him for any reason, then we must pay Mr. Klein (a) the accrued obligations earned through the date of termination, (b) a lump-sum payment of an amount equal to one month of his base salary at the time of his termination.

The agreement contains (i) customary confidentiality obligations which are not limited by the term of the agreement, (ii) certain non-compete provisions during the term of the agreement and twelve (12) months thereafter and (iii) certain non-solicitation provisions during the term of the agreement and for one year thereafter. Mr. Klein also agreed to assign certain intellectual property rights to IR-Med Ltd.

In consideration of his service on the Board, Mr. Klein was awarded options under our employee stock plan in consideration of services on our board. See below “Director Compensation”.

Aharon Binur. On March 2, 2021, IR-Med, Ltd. and Aharon Binur entered into an employment agreement pursuant to which Mr. Binur oversees the development of our product candidates which are in various stages of development. Under the agreement with Mr. Binur, he is paid an annual salary of the current New Israeli Shekel equivalent of approximately $128,040, payable on monthly basis. IR-Med Ltd. is authorized to terminate the employment agreement for any reason subject to payment of two months’ salary. Under the terms of the employment agreement with him, Mr. Binur also receives Manager’s Insurance under Israeli law for his to which IR-Med Ltd contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Mr. Binur contributes an additional 6%) of each monthly salary and (b) 7.5% of his salary (with Mr. Binur contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Mr. Binur is also provided with a leased automobile. On June 20, 2021, Mr. Binur was awarded options under the Company’s employee stock option plan for 300,000 shares of the Company’s common stock at a per share price of $0.32, of which 15,000 were vested upon grant and the balance vest at the end of each calendar quarter at the rate of 15,000 shares per quarter, beginning with the quarter ended September 31, 2021, subject to his continued employment. The options are exercisable through the tenth anniversary of grant.

Limor Davidson Mund. On December 24, 2020, IR-Med Ltd. and Limor Davidson Mund, the Company’s Chief Executive Officer, entered into an employment agreement providing for the employment (the “Limor Employment Agreement”) of Ms. Limor Davidson Mund as Chief Executive Officer. Under the Limor Employment Agreement, Ms. Davidson Mund was entitled to an annual salary of the current New Israeli Shekel equivalent of approximately $127,430, payable on monthly basis as well as an automobile allowance of New Israeli Shekel equivalent of approximately $450 per month. Under the Limor Employment Agreement, Ms. Davidson Mund was also entitled to the following: (i) Manager’s Insurance under Israeli law for the benefit of Ms. Davidson Mund pursuant to which IR-Med Ltd contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Ms. Davidson Mund contributes an additional 6%) of each monthly salary payment, and (b) 7.5% of Ms. Davidson Mund’s salary (with Ms. Davidson Mund contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law.

On April 6, 2020, Ms. Davidson Mund resigned from her positions with the Company and IR-Med Ltd. In connection with her resignation, Ms. Davidson Mund was given a severance payment equal to three months’ salary (as required under the Limor Employment Agreement) and the Company undertook to issue to her under the Company employee stock option plan options for 75,000 shares of the Company’s common stock at a per share price of $0.32 which are exercisable till January 6 2023

Potential Payments upon Change of Control or Termination following a Change of Control

Our agreements with our named executive officers provide incremental compensation in the event of termination, as described herein. Generally, we currently do not provide any severance specifically upon a change in control nor do we provide for accelerated vesting upon change in control. Termination of employment also impacts outstanding stock options.

Due to the factors that may affect the amount of any benefits provided upon the events described below, any actual amounts paid or payable may be different than those shown in this table. Factors that could affect these amounts include the basis for the termination, the date the termination event occurs, the base salary of an executive on the date of termination of employment and the price of our common stock when the termination event occurs.

The following table sets forth the compensation that would have been received by each of our executive officers had they been terminated as of December 31, 2021.

Name	Salary $	Social benefits $	Total $
Dr. Rom Eliaz	41,250	12,400	53,350
Aharon Klein	12,000	-	12,000
Aharon Binur	21,875	5,801	27,676

Director Compensation

The following table sets forth for each non-employee director that served as a director during the year ended December 31, 2021:

Year Ended December 31, 2021

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Benefits ($)	All Other compensation ($)	Total ($)
Oded Bashan	10,632	-	50,637	(2)	-	-	-	61,269
Ohad Bashan	10,682		50,637	(2)				61,319
David Lazar	19,885	-	50,909	(3)	-	-	-	70,794
Ron Mayron	13,233		50,909	(3)	-	-	-	64,142

1. In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 1. C (Stock Based Compensation) to our financial statements, which are included in this Annual Report on Form 10-K.

2. In respect of 240,000 options, all of which will vest as of June 30, 2022

3. In respect of 240,000 options, all of which will vest as of December 31, 2022

Compensation Policy for Non-Employee Directors

Non-Employee directors are compensated by an annual cash fee of $5,000 payable on a biannual basis (every June 1 and December 1) and an additional fee of $1,000 per Board meeting and $300 per consent or telephonic Board meeting. In addition, audit committee members receive an $500 per audit committee meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 24, 2022 for (a) the executive officers named in the Summary Compensation Table on page __ of this proxy statement, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 24, 2022 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 64,601,649 shares of common stock outstanding on April 24, 2022.

Name and Address of Beneficial Owner	Number of Shares beneficially owned	Percentage Beneficially owned
5% or more shareholders

Yaakov Safren(1)	5,706,120	8.64%
Paul Coulson(2)	5,625,000	8.46%
Third Eye Investors LLC(3)	4,687,500	6.92%

Officers and Directors
Oded Bashan(4)	8,829,916	13.57%
Aharon Klein(5)	8,079,110	12.40%
Yaniv Cohen(6)	8,079,136	12.40%
Yoram Drucker(7)	4,802,471	7.30%
David Lazar(8)	930,000	1.37%
Ron Mayron(9)	180,000	*
Ohad Bashan10)	220,000	*
Rom Eliaz(11)	75,000	*
Aharon Binur(12)	60,000	*
Sharon Levkoviz(13)	182,504	*
David Levy (14)	3,850,607	5.96%
Officers and Directors as a Group (11 persons)	35,288,744	52.39%

* less than 1%

(1) Comprised of (i) 4,300,001 shares common stock and (ii) 1,406,119 shares of common stock issuable upon the exercise of vested stock options issued in consideration of consulting services provided to the Company.

(2) Includes 1,875,000 shares Mr. Coulson has the right to acquire through the exercise of a common stock warrant.

(3) Includes1,562,500 shares Third Eye Investors LLC has the right to acquire through the exercise of a common stock warrant.

(4) Comprised of (i) 8,609,916 shares of common stock held by and through Med2Bwell Ltd. and (ii) 220,000 shares of common stock issuable upon the exercise of employee stock options exercisable through March 31, 2022. Does not include an additional 20,000 shares of common stock issuable upon exercise of stock options exercisable through June30, 2022.

(5) Comprised of (i) 7,859,110 shares of common stock and (ii) 220,000 shares of common stock issuable upon the exercise of employee stock options exercisable through March 31, 2022. Does not include an additional 20,000 shares of common stock issuable upon exercise of stock options exercisable through June 30, 2022.

(6) Comprised of (i) 7,859,136 shares of common stock and (ii) 220,000 shares of common stock issuable upon the exercise of employee stock options exercisable through March 31, 2022. Does not include an additional 20,000 shares of common stock issuable upon exercise of stock options exercisable through June 30, 2022.

(7) Comprised of (i) 4,050,000 shares of common stock and (ii) 752,471 shares of common stock issuable upon the exercise of employee stock options exercisable through March 31, 2022. Does not include an additional 60,000 shares of common stock issuable upon exercise of stock options exercisable through December 31, 2022.

(8) Comprised of (i) 750,000 shares of common stock and (ii) 180,000 shares of common stock issuable upon the exercise of employee stock options exercisable through March 31, 2022. Does not include an additional 60,000 shares of common stock issuable upon exercise of stock options exercisable through December 31, 2022.

(9) Represents shares of common stock issuable upon the exercise of employee stock options exercisable through March 31, 2022. Does not include an additional 60,000 shares of common stock issuable upon exercise of stock options exercisable through December 31, 2022.

(10) Represents shares of common stock issuable upon the exercise of employee stock options exercisable through March 31, 2022. Does not include an additional 20,000 shares of common stock issuable upon exercise of stock options exercisable through June 30, 2022.

(11) Represents shares of common stock issuable upon the exercise of employee stock options exercisable through March 31, 2022. Does not include an additional 375,000 shares of common stock issuable upon exercise of stock options exercisable through June 30, 2024.

(12) Represents shares of common stock issuable upon the exercise of employee stock options exercisable through March 31, 2022. Does not include an additional 240,000 shares of common stock issuable upon exercise of stock options exercisable through March 31, 2026

(13) Represents shares of common stock issuable upon the exercise of employee stock options exercisable through March 31, 2022. Does not include an additional 208,417 shares of common stock issuable upon exercise of stock options exercisable through June 30, 2024

(14) Represents shares of common stock held through Liat Electronics, Ltd. Mr. Levy is a director on the board of directors of our wholly owned subsidiary IR-Med Ltd.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s shares of common stock that as of December 31, 2021 were issuable under its equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	17,279,172	$0.49	2,049,157

Equity Compensation Plans not approved by security holders	500,000	0.26	-

Total	17,779,172		2,049,157

(1)	Represents shares of common stock issuable under our 2020 Equity Incentive Plan and upon exercise of outstanding options to purchase shares of common stock.
(2)	The weighted average remaining term for the expiration of remaining stock options is 2 years.
(3)	Represents shares of common stock available for future issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Audit Committee Charter requires all future transactions between us and any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K, or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our audit committee. Any request for such a transaction must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider all available information deemed relevant by the audit committee, including, but not limited to, the extent of the related person’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

Related Party Transactions

Except as described below, since January 1, 2020, there has not been, nor is there currently proposed, any transaction to which we are or were a party in which the amount involved exceeds the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

In 2015, our subsidiary IR-Med, Ltd received a loan from certain of the former IR-Med stockholders to fund its continuing operations. This loan bore interest at an annual rate ranging in 2020 and 2019, from 2.56%-2.62% annually. The aggregate loan amount was repayable only upon the approval of IR Med’s board of directors and when the Company’s profits reach an amount of NIS 1,500,000 (approximately $467,000 as of December 31, 2021) and upon such terms and such installments as shall be determined by the Company’s board of directors.

In 2017, our subsidiary IR Med, Ltd received a loan from certain of the former IR-Med stockholder to fund its continuing operations. This loan bear interest at an annual rate ranging in 2020 and 2019, from 2.56%-2.62% annually. The aggregate loan amount was repayable only upon the occurrence of an investment round greater than $500,000.

In March 2020, IR Med, Ltd and the lenders agreed to amend and restate the terms of the above referenced loans (“the Amended loan agreement”) pursuant to which the lender waived all rights to convert their respective outstanding loan amounts, and the repayment date was set to December 31, 2023, or such later date to be agreed between IR Med, Ltd and the lender. As of December 31, 2021 and 2020 the carrying amounts of these loans were $41 thousand and $38.5 thousand respectively.

On March 6, 2018, some of IR Med, Ltd’s shareholders advanced to our subsidiary IR-Med Ltd, a convertible bridge loan in the principal amount of NIS 379,000 ($113,000) (hereinafter, the “2018 CLA”), bearing a per annum interest rate of 3% compounded and accrued annually and, originally payable on December 31, 2018, or a later date agreed to by the then holders of 80% of the outstanding shares of IR Med. Under the terms of the 2018 CLA, the loan is convertible by the holders under certain specified circumstances and is automatically convertible upon other terms. In an Exit event (as deveined in the 2018 CLA), the loan is repayable at 200% the outstanding amount or converted, at the option of the majority lenders. In March 2020, the Company and the lenders agreed to amend and restate the 2018 CLA (“the Amended CLA”). According to the Amended CLA, the lenders waived any and all rights to convert their respective outstanding loan amounts, and the repayment date was set to December 31, 2023, or such later date to be agreed by IR Med and the lenders. In addition, in case of an Exit event, as described in the Amended CLA, the loan and all accrued interest will be fully repaid immediately following the exit event. As of December 31, 2021 and 2020, the carrying amounts of the loans were $136,000 and $128,000, respectively. The Company classified the 2018 CLA as a long term liability on its balance sheets.

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

During 2021, IR Med Ltd. entered into an employment agreements with one of our directors and three officers. For the year ended December 31, 2021, salary and related expenses totaled to US$374 thousand, in respect thereof.

In the course of 2021 and 2020, IR-Med Ltd. paid US$51 thousand and US$15 thousand, , respectively, to an entity controlled by two of our directors in respect of rent and office services for our premises.

Following the adoption of the 2020 incentive stock plan (hereinafter the “Plan”) on December 23, 2020, and the adoption of the sub plan (the “Israeli appendix”) on April 29, 2021, we granted to our directors, officers and one shareholder 4,423,960 options to purchase shares of Common Stock (See also note 10-C in our financial statements for the year ended December 31, 2021)

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has appointed Somekh Chaikin, a member of KPMG International Group (KPMG), as our independent registered public accounting firm, to audit our financial statements for the fiscal year ending December 31, 2022. The Board of Directors recommends that the stockholders ratify this appointment. KPMG audited our financial statements for the fiscal year ended December 31, 2022. We expect that representatives of KPMG will be present at the annual meeting, will be able to make a statement if they so desire, and will be available to respond to appropriate questions.

In deciding to appoint KPMG, the Audit Committee reviewed auditor independence issues and existing commercial relationships with KPMG and concluded that KPMG has no commercial relationship or other relationships with the Company that would impair its independence.

KPMG has acted as the Company’s independent registered public accounting firm since 2020.

The following table presents fees for professional audit services rendered by KPMG for the audit of the Company’s annual financial statements for the years ended December 31, 2021 and December 31, 2020 and fees billed for other services rendered by KPMG during the period:

	2021	2020
	($ in thousands)
Audit fees (1)	$140,000	$121,000
Audit-related fees (2)	-	-
Tax fees (3)	$1,500	$1500
All other fees	-	-
Total:	$141,500	$122,500

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Prior to engagement, the Audit Committee pre-approves each of these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget at year end by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires pre-approval before engaging our independent registered public accounting firm. All of the services described above were pre-approved by our Audit Committee.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

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

e.	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
2.1	Stock Exchange Agreement dated as of December 24, 2021, by and among IR-Med, Inc., IR. Med Ltd. and the former stockholders of IR. Med Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
3.1	Amended and Restated Articles of Incorporation of IR-Med, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
3.4	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on October 28, 2021)
4.1	Specimen of Stock Certificate(incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
4.2	Description of Registered Securities
10.1	Convertible Bridge Loan Agreement dated March 6, 2018 among IR. Med Ltd. and the Lenders scheduled therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.2	Amendment to the Convertible Bridge Loan Agreement referred in Exhibit 10.3 dated as of March 31, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.3	Second Amendment to the Convertible Bridge Loan Agreement referred in Exhibit 10.3 dated as of July 20, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.4@	Loan Agreement between Yaniv Cohen and IR Med Ltd. dated January 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.5@	Loan Agreement between Aharon Klein and IR Med Ltd. dated January 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.6	Clarification to the agreements referred to Exhibits 10.4 and 10.5 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.7@	Form of Letter Engagement with Non-Employee Directors (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.8@	Form of Letter Agreement with Employee Director (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.9@	Amended and Restated Consulting Agreement dated as of December 24, 2020 between IR. Med Ltd and Aharon Klein (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.10@	Employment Agreement dated as of April 1, 2021 IR. Med. Ltd and Yoram Drucker (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)

10.11@	Employment Agreement dated as of January, 2021 between IR. Med Ltd and Sharon Levkoviz (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.12@	Employment Agreement dated as of December 24, 2020 between IR. Med Ltd Limor Davidson Mund (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.13@	Settlement and Termination Agreement dated as of April 7, 2021 between IR. Med Ltd and Limor Davidson Mund (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.14@	Consulting Agreement dated November 19, 2019 between IR. Med Ltd and Yaniv Cohen (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.15@	Employment Agreement dated as March 2, 2021 between IR. Med Ltd. and Aharon Binur (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.16	Form of Securities Purchase Agreement, dated December 24, 2021, by and among IR-Med, Inc.. and the Purchasers (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.17	Form of Common Stock Purchase Warrants (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.18@	2020 Incentive Stock Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.19@	Form of Stock Option Award Agreement under the 2020 Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.20@	Employment Agreement dated as of June 22, 2021 between Dr. Rom Eliaz and IR-Med Ltd. (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
10.21@	Lease Agreement dated between IR Med Ltd. and Algaennovation Ltd. dated as of February 1 2020 [English Language Translation] (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
10.22	Amendment to Lease Agreement [English Language Translation] (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

@ Management Contract or Compensatory Plan Arrangement

* Previously filed with our 2021 Form 10K, as amended hereby

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IR-MED INC.

By:	/s/ Rom Eliaz
Rom Eliaz
Chief Executive Officer (Principal Executive Officer)
Date: April 26, 2022

By:	/s/ Sharon Levkoviz
Sharon Levkoviz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Date: April 26, 2022

