Form 10-Q
period 2022-06-30
IR-Med, Inc.
filed 2022-08-15
CIK 1839133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2022; or

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

As of August 14, 2022, 68,720,970 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

IR-MED, INC.

Form 10-Q

June 30, 2022

IR-MED, Inc.

Interim Unaudited Condensed Consolidated Balance Sheets

	June 30 2022	December 31 2021
	U.S dollars (in thousands)

Assets

Current assets
Cash and cash equivalents	4,058	2,815
Accounts receivable	169	67
Total current assets	4,227	2,882

Non- current assets
Long term restricted deposit	12	30
Right of use asset	192	-
Property and equipment, net	62	31
Total non-current assets	266	61

Total assets	4,493	2,943

Liabilities and Stockholders’ equity

Current liabilities
Trade and other payables	370	395

Non-current liabilities
Long term Lease liability	78	-
Stockholders’ loans	160	177
Total non-current liabilities	238	177

Total liabilities	608	572

Stockholders’ Equity
Common Stock, par value $0.001 per share, 250,000,000, shares authorized. 68,213,038 and 64,601,649 shares issued as of June 30, 2022, and December 31, 2021 respectively.	68	64
Additional paid-in capital	10,801	7,503
Accumulated deficit	(6,984)	(5,196)
Total Stockholders’ equity	3,885	2,371
Total liabilities and stockholders’ equity	4,493	2,943

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-MED, Inc.

Interim Unaudited Condensed Consolidated Statements of Operations

	For the three-months period ended June 30		For the six-months period ended June 30
	2022	2021	2022	2021
	U.S dollars (in thousands)

Research and development expenses	412	391	889	495

Marketing expenses	130	593	181	763

General and administrative expenses	429	532	754	690

Total operating loss	971	1,516	1,824	1,948

Financial expenses (income), net	(32)	6	(36)	18

Loss for the period	939	1,522	1,788	1,966

Basic and dilutive loss per common stock (in dollars)	(0.01)	,(0.02)	(0.03)	(0.03)

Weighted average number of ordinary shares	68,238,013	64,601,649	66,419,831	61,619,878

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-MED, Inc.

Interim Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the six-months period ended June 30, 2022

Balance as of January 1, 2022	64,601,649	64	7,503	(5,196)	2,371

Private placement of common stock and warrants, net	3,636,364	4	3,196	-	3,200
Stock-based compensation	-	-	102	-	102
Loss for the period	-	-	-	(1,788)	(1,788)

Balance as of June 30, 2022	68,238,013	68	10,801	(6,984)	3,885

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the six-months period ended June 30, 2021

Balance as of January 1, 2021	53,586,023	54	2,827	(1,480)	1,401

Private placement of common stock and warrants, net	11,015,626	10	3,367	-	3,377
Stock-based compensation			1,067		1,067
Loss for the period	-	-	-	(1,966)	(1,966)

Balance as of June 30, 2021	64,601,649	64	7,261	(3,446)	3,879

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-MED, Inc.

Interim Unaudited Condensed Consolidated Statements of Cash Flows

	For the six-months period ended
	June 30	June 30
	2022	2021
	U.S dollars (in thousands)

Cash flows from operating activities
Loss for the period	(1,788)	(1,966)

Adjustments to reconcile loss for the period to net cash used in operating activities:
Stock based compensation	102	1,067
Depreciation	6	2
Accrued financial expenses ,(income)	(41)	1
Decrease (increase) in accounts receivable	(102)	125
decrease in trade and other payables	(97)	(225)

Net cash used in operating activities	(1,920)	(996)

Cash flows from investing activities
Purchase of property and equipment	(36)	(12)
Investment in restricted deposit	(9)	(12)

Net cash used in investing activities	(45)	(24)

Cash flows from financing activities
Proceeds from private placement of common stock and warrants, net (see also note 1.B)	3,200	3,377

Net cash provided by financing activities	3,200	3,377

Effect of exchange rate changes on cash and cash equivalents	8	2

Net increase in cash and cash equivalents	1,243	2,359

Cash and cash equivalents as at the beginning of the period	2,815	1,866

Cash and cash equivalents as at the end of the period	4,058	4,225

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-MED, Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 1 – General

A.	Description of Business

IR-Med, Inc. (OTC QB: IRME, hereinafter: the “Company”) was incorporated in Nevada in 2007 and is a holding company. IR-Med Inc.’s was previously named International Display Advertising Inc, and changed its name to IR-Med Inc. in January 2021.

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

The Company is a development stage medical device company developing its technology through its Subsidiary and is utilizing Infra-Red light spectroscopy (IR) combined with Artificial Intelligence (AI) technology platform to develop non-invasive devices for various medical indications, by detecting and measuring various biomarkers and molecules in the blood and in human tissue in real-time. The initial product candidates which are currently in various stages of development are non-invasive, user friendly and designed to address the medical needs of large and growing target patient groups by offering earlier and more accurate information for detection, which is expected to reduce healthcare expenses and reducing the widespread reliance on antibiotics administration, and other interventional options.

B.	The Company is in its development stage and does not expect to generate significant revenue until such time as it shall have completed the design and development of its initial product candidates and obtained the requisite approvals to market the product. During the six months ended June 30, 2022, the Company incurred losses of $1,788 thousand and had a negative cash flow from operating activities of $1,920 thousand. The accumulated deficit as of June 30, 2022 is $ 6,984 thousand.

Management’s plans regarding these matters include continued development and marketing of its product candidates, as well as seeking additional financing arrangements. In April 2022, the Company raised $3,200 thousand from the private placement. In addition, during July 22 the company raised an additional $425,000 (see note 5) from the private placement to accredited investors of the Company’s securities on the same terms and conditions as the April 2022 raise.

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

IR-MED, Inc.

Note 2 - Interim Unaudited Financial Information

The accompanying interim unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on for the year ended December 31, 2021.

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the three and six months period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Interim Financial Statements, and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions including fair value of warrants and the share-based compensation. Actual results could differ from those estimates.

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

IR-MED, Inc.

Note 3 - Significant Accounting Policies (cont’d)

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

●	Lease payments included in the measurement of the lease liability comprise of the following:

—	Fixed payments, including in-substance fixed payments, owed over the lease term (which includes termination penalties the Company would owe if the lease term assumes the Company’s exercise of a termination option);

—	Variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date;

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

IR-MED, Inc.

Note 4 – Stock options plan

On December 23, 2020 the Company’s board of directors approved and the shareholders adopted a share-based compensation plan (“2020 Incentive Stock Plan”) for future grants by the Company.

As of June 30, 2022, the Company awarded to its employees and service providers options to purchase in the aggregate up to 9,442,843 shares of Common Stock , of which options for 8,762,843 shares were at an exercise price of US$ 0.32 per share, options for 480,000 shares were at an exercise price of 0.01 per share and options for 200,000 shares were are an exercise price of $0.64 per share. Of the options granted, options for 6,069,579 shares were vested upon grant and the remaining balance have a vesting period ranging between one to five years. The options are exercisable for periods ranging between three to ten years from the vesting date. The grant was approved following the adoption of the 2020 incentive stock plan (hereinafter the “Plan”) by the Company on December 23, 2020 and the adoption of the sub plan (the “Israeli appendix”) on April 29, 2021.

The Company recorded in the statement of operations a non-cash expense of $102 thousands during the six-month period ended June 30, 2022.

The stock-based compensation expenses for the six-month period ended June 30, 2022 were recognized in the statements of operations as follows; $47 thousands were recorded as research and development expenses, and $55 thousands were recorded as general and administrative expenses ($1,022 thousands were recognized for the six-month period ended June 30, 2021).

The stock-based compensation expenses for the three-month period ended June 30, 2022 were recognized in the statements of operations as follows; $26 thousands were recorded as research and development expenses, and $23 thousands were recorded as general and administrative expenses ($1,022 thousands were recognized for the three-month period ended June 30, 2021).

For the six months
ended June 30, 2022
Dividend yields (see (A) below)	0.0%
Share price (in U.S. dollar) (see (B) below)	0.26-0.53
Expected volatility (see (C) below)	82.77%-142.57%
Risk-free interest rates (see (D) below)	0.17%-2.63%

IR-Med Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 4 – Stock options plan (cont’d)

A.	The Company used 0% as its expected dividend yield, based on historic policies and future plans.

B.	The -Company’s common stock is quoted on the Over the Counter (“OTC”), QB tier. However, the Company considers its share price as it is traded on OTC to not be an appropriate representation of fair value, since it is not traded on an active market. The Group determined that the market is inactive due to low level of activity of the Company’s Common Stock, stale or non-current price quotes and price quotes that vary substantially either over time or among market makers. Consequently, the price of the Company’s Common Stock has been determined based on the April 2021 Private placement units of Common Stock and Warrants at a per unit purchase price of $0.64 and on April 2022 Private placement units of Common Stock and Warrants at a per unit purchase price of $0.88. In order to evaluate the price per share, the Warrant value has been deducted from the total unit price.

C.	As the Company is at its early stage of operation, there is not sufficient historical volatility for the expected term of the stock options. Therefore, the Company uses an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies which were selected based upon industry similarities.

D.	The Company determined the risk-free interest rate by using a weighted-average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

Note-5 -Subsequent events

During July 2022 the Company entered into Subscription Agreements with four Investors pursuant to which the Company issued 482,957 shares of our common stock at a per share price of $0.88 and warrants to purchase up to an additional 482,957 shares of common stock at a per share exercise price of $1.10. The Company is entitled to expedite the Warrant exercise period for all or a part of the then outstanding Warrants by written notice to the holders if the publicly traded price of the Company’s Common Stock equals or exceeds $2.50 per share (which amount may be adjusted for certain capital events, such as stock splits, as described herein) and the corresponding average daily trading volume during such period shall equal or exceed 75,000 shares, in each case for the forty (40) consecutive trading days. The Company received aggregate gross proceeds of $425,000.

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

Overview

IR-Med is a development stage medical device company that is developing non-invasive devices for various medical indications, by detecting and measuring various biomarkers and molecules in the blood and in human tissue in real-time, allowing healthcare professionals to detect and measure different molecules in the blood and in human tissue in real-time without any invasive procedures. Our initial product candidates are currently in various stages of development.

Our initial product under development, which we call PressureSafe, is a handheld optical monitoring device that is being developed to support early detection of pressure injuries (PI) to the skin and underlying tissue, regardless of skin tone and which calibrated personally to each patient’s skin, primarily caused by prolonged pressure associated with bed confinement. Our skin-device-interphase development of personalized medical devices allows high accuracy readings from the human body in a non-invasive method, that may provide caregiver the optimal decision support-system in cases where uncertainties disturb physicians in their decision processes. We plan to launch as a decision support system (DSS) tool for care givers in Hospitals, Nursing homes and Home-Care companies,

We are also developing an innovative otoscope, which we call Nobiotics, to support physicians with an immediate indication as to whether mid-ear infection (Otitis Media), a common malady in children, is of a bacterial origin and thus requiring antibiotic treatment, or of a viral origin and does not require antibiotic treatment.

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

We are currently working on completing the development of first prototype of the PressureSafe device, incorporating a more advanced technology platform. We expect to complete the development of the PressureSafe prototype in the second quarter of 2022 followed by usability studies. In June 2022, IR Med. Ltd., our wholly owned subsidiary, entered into a study agreement with Beit Rivka, a Large Geriatric Hospital in Israel associated with Clalit, the largest Health Insurance Fund in Israel, to conduct a usability study of Pressuresafe.

Recent Developments

On April 11, 2022, we entered into a Subscription Agreements (the “Subscription Agreement”) with certain investors (each an “Investor” and, collectively, the “Investors”), pursuant to which we agreed to issue and sell, in a private placement (the “2022 Offering”), 3,636,364 shares of our common stock at a per share price of $0.88 and warrants to purchase up to an additional 3,636,364 shares of common stock at a per share exercise price of $1.10. The Company received aggregate gross proceeds of $3,200,000. The Warrants are exercisable for two years from the date of issuance and entitle the holders to purchase up to 3,636,364 shares of Common Stock. The Warrants have an exercise price of $1.10 per share. However, the Company is entitled to expedite the Warrant exercise period for all or a part of the then outstanding Warrants by written notice to the Investors if the publicly traded price of the Company’s Common Stock equals or exceeds $2.50 per share (which amount may be adjusted for certain capital events, such as stock splits, as described herein) and the corresponding average daily trading volume during such period shall equal or exceed 75,000 shares, in each case for the forty (40) consecutive trading days.

On April 25, 2022, we received notice that Dr. Rom Eliaz would be resigning from his role as Chief Executive Officer to pursue personal interests. Dr. Eliaz’s resignation was effective as of April 30, 2022.

On May 2, 2022, Moshe Gerber was appointed as Chief Executive Officer, effective as of May 8, 2022.

During July 2022 we entered into Subscription Agreements with four Investors under the 202Offering on the same terms and conditions specified above where we issued 482,957 shares of our common stock at a per share price of $0.88 and warrants to purchase up to an additional 482,957 shares of common stock at a per share exercise price of $1.10. We received aggregate gross proceeds of $425,000.

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

Comparison of the Three and Six Months Ended June 30, 2022 to the Three and Six Months Ended June 30, 2021

	For the three months ended June 30		For the six months ended June 30
	2022	2021	2022	2021
	U.S dollars (in thousands)
Research and development expenses	412	391	889	495
Marketing expenses	130	593	181	763
General and administrative expenses	429	532	754	690
Total operating expenses	971	1,516	1,824	1,948

Financial expenses (income), net	(32)	6	(36)	18

Loss for the period	939	1,522	1,788	1,966

Revenues. We have not recorded any revenues to date.

Research and Development Expenses- Research and development expenses consist of salaries and related expenses, consulting fees, service providers’, costs, and overhead expenses. Research and development expenses increased from $391,000 and $495,000 for the three and six months ended June 30, 2021, respectively, to $412.000 and $889,000, respectively, for the corresponding periods in 2022. The Company’s research and development program intensified in the third quarter of 2021. The increase in each of the three and six months periods resulted primarily from the recruitment of employees, increased use of third party contractors for further research and development activities and the initiation of usability studies for our PressureSafe device. These increases were partially offset by the lower non-cash expenses relating to stock based compensation to employees and service providers which were granted in June 2021.

Marketing Expenses – Marketing expenses consist primarily of salaries and professional services. Marketing Expenses decreased from $593,000 and $763,000 for the three and six months ended June 30, 2021, respectively, to $130,000 and $181,000, respectively, for the corresponding periods in 2022. The decrease in marketing expenses resulted primarily from decrease of non-cash expenses resulting from stock based compensation to employees and service providers that were awarded in June 2021.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses such as legal and accounting related expenses. General and Administrative expense decreased from $532,000 for the three months ended June 30, 2021 to $ 429,000 for the three months ended June 30, 2022. The decrease in general and administrative expenses resulted primarily from lower non-cash expenses relating to the stock based compensation to employees and service providers awarded in June 2021, which were partially offset by an increase expenses related to the retention of additional service providers. General and Administrative expenses increased from $690,000 for the six months ended June 30, 2021, to $754,000 for the six months ended June 30, 2022. The increase in general and administrative expenses resulted primarily from increased expenses related to service providers to support our general and administrative operation, increase in salaries and related expenses which were partially offset by of the lower non-cash expenses in 2022 attributable to the options awards in June 2021 to employees and service providers.

Loss. Loss for the six months ended June 30, 2022 was $1,788,000, and is primarily attributable to research and development, marketing activities, general and administrative expenses

Financial Condition, Liquidity and Capital Resources

We are subject to risks common to companies in the medical device industry, including but not limited to, the need for additional capital, the need to obtain marketing approval and reimbursement for any product candidate that we may identify and develop, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third-party manufacturers and the ability to transition from pilot-scale production to large-scale manufacturing of products

From inception, we have funded our operations from a combination of loans and sales of equity instruments. Between December 24, 2020 and April 10, 2021, we raised aggregate gross proceeds in the approximate amount of $5.83 million. between April and July 2022, we raised an additional $3,625,000 from sales of our equity and equity linked securities.

As of June 30, 2022, we had a total of $4,058,000 in cash resources and approximately $608,000 of liabilities, consisting of $370,000 of current liabilities from operations.

The following table provides a summary of operating, investing, and financing cash flows for the three and six months ended June 30, 2022 respectively (in thousands):

	For the six months ended June 30
	2022	2021
	U.S dollars (in thousands)
Net cash used in operating expenses	(1,920)	(996)
Net cash used in investment activities	(45)	(24)
Net cash provided by financing activities	3,200	3,377

We have experienced operating losses since its inception and had a total accumulated deficit of $6,984,000 as of June 30, 2022. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception and in the six months ended June 30, 2022. These losses have resulted in significant cash used in operations. During the six months ended June 30, 2022, our cash used in operations was approximately $1,920,000, compared to $996,000 during the corresponding period in 2021. We need to continue and intensify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes and pursue FDA clearance and international regulatory approvals. As we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

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

Under the private placement of our securities which we commenced in April 2022, we entered into a securities purchase agreement with six accredited investors providing for the issuance and sale to such investors of an aggregate of 4,119,321 shares of our Common Stock and warrants for an additional 4,119,321 shares of our Common Stock, exercisable through 2024, at a per share exercise price of $1.10. However, the Company is entitled to expedite the Warrant exercise period for all or a part of the then outstanding Warrants by written notice to the Investors if the publicly traded price of the Company’s Common Stock equals or exceeds $2.50 per share (which amount may be adjusted for certain capital events, such as stock splits, as described herein) and the corresponding average daily trading volume during such period shall equal or exceed 75,000 shares, in each case for the forty (40) consecutive trading days. the aggregate gross proceeds from the April 2022 Private Placement were approximately $3,625,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at reasonable assurance level due to a material weakness in internal control over financial reporting, as further described below.

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

We are committed to maintaining a strong internal control environment and believe that our remediation efforts specified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021 represent significant improvements in our control environment. We expect that our remediation efforts will continue through 2022 and into 2023, although the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period, and management has concluded, through testing, that these controls are operating effectively.

From the beginning of the fourth quarter of 2021, management introduced internal control and review procedures including the hiring of a Sarbanes and Oxley (SOX) expert in order to remediate the material weaknesses in internal controls referred to above.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Form of Subscription Agreement entered into by IR-Med, Inc. and certain investors during April – July 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2022)

10.2	Employment Agreement between IR. Med Ltd and Moshe Gerber dated May 2, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2022)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IR-Med, Inc.

(Registrant)

By:	/s/ Moshe Gerber	By:	/s/ Sharon Levkoviz
	Moshe Gerber		Sharon Levkoviz
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 15, 2022	Date:	August 15, 2022

