Form 10-Q
period 2022-09-30
IR-Med, Inc.
filed 2022-11-14
CIK 1839133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2022; or

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

As of November 14, 2022, 68,720,970 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

IR-MED, INC.

Form 10-Q

September 30, 2022

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Balance Sheets

	September 30 2022	December 31 2021
	U.S dollars (in thousands)

Assets

Current assets
Cash and cash equivalents	3,786	2,815
Accounts receivable	83	67
Total current assets	3,869	2,882

Non- current assets
Long term restricted deposit	11	30
Right of use asset	173	-
Property and equipment, net	70	31
Total non-current assets	254	61

Total assets	4,123	2,943

Liabilities and stockholders’ equity

Current liabilities
Trade and other payables	328	395

Non-current liabilities
Long term lease liability	58	-
Stockholders’ loans	159	177
Total non-current liabilities	217	177

Total liabilities	545	572

Stockholders’ Equity
Common stock, par value $0.001 per share, 250,000,000, shares authorized. 68,720,970 and 64,601,649 shares issued as of September 30, 2022, and December 31, 2021 respectively.	68	64
Additional paid-in capital	11,350	7,503
Accumulated deficit	(7,840)	(5,196)
Total stockholders’ equity	3,578	2,371
Total liabilities and stockholders’ equity	4,123	2,943

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Operations

	For the three-months period ended September 30		For the nine-months period ended September 30
	2022	2021	2022	2021
	U.S dollars (in thousands)

Research and development expenses	468	374	1,357	869

Marketing expenses	24	61	205	824

General and administrative expenses	384	287	1,138	977

Total operating loss	876	722	2,700	2,670

Financial expenses (income), net	(20)	8	(56)	26

Loss for the period	856	730	2,644	2,696

Basic and dilutive loss per common stock (in dollars)	(0.01)	(0.01)	(0.04)	(0.04)

Weighted average number of ordinary shares	68,720,970	64,601,649	67,186,877	62,613,802

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the nine-month period ended September 30, 2022

Balance as of January 1, 2022	64,601,649	64	7,503	(5,196)	2,371

Private placement of common stock and warrants, net	4,119,321	4	3,621	-	3,625
Stock-based compensation	-	-	226	-	226
Loss for the period	-	-	-	(2,644)	(2,644)

Balance as of September 30, 2022	68,720,970	68	11,350	(7,840)	3,578

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the nine-month period ended September 30, 2021

Balance as of January 1, 2021	53,586,023	54	2,827	(1,480)	1,401

Private placement of common stock and warrants, net	11,015,626	10	3,367	-	3,377
Stock-based compensation			1,206		1,206
Loss for the period	-	-	-	(2,696)	(2,696)

Balance as of September 30, 2021	64,601,649	64	7,400	(4,176)	3,288

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the three-month period ended September 30, 2022

Balance as of July 1, 2022	68,238,013	68	10,801	(6,984)	3,885

Private placement of common stock and warrants, net	482,957	*	425		425
Stock-based compensation	-	-	124	-	124
Loss for the period	-	-	-	(856)	(856)

Balance as of September 30, 2022	68,720,970	68	11,350	(7,840)	3,578

(*)	Represents an amount less than US$ 1 thousand

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the three-month period ended September 30, 2021

Balance as of July 1, 2021	64,601,649	64	7,261	(3,446)	3,879

Stock-based compensation	-	-	139	-	139
Loss for the period	-	-	-	(730)	(730)

Balance as of September 30, 2021	64,601,649	64	7,400	(4,176)	3,288

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine-months period ended
	September 30	September 30
	2022	2021
	U.S dollars (in thousands)

Cash flows from operating activities
Loss for the period	(2,644)	(2,696)

Adjustments to reconcile loss for the period to net cash used in operating activities:
Stock based compensation	226	1,161
Depreciation	10	3
Accrued financial expenses (income)	(18)	3
Decrease in accounts receivable	(16)	109
Decrease in trade and other payables	(154)	(240)

Net cash used in operating activities	(2,596)	(1,660)

Cash flows from investing activities
Purchase of property and equipment	(48)	(22)
Investment in restricted deposit	(9)	(12)

Net cash used in investing activities	(57)	(34)

Cash flows from financing activities
Proceeds from private placement of common stock and warrants, net (see also note 1.B)	3,625	3,377

Net cash provided by financing activities	3,625	3,377

Effect of exchange rate changes on cash and cash equivalents	(1)	1

Net increase in cash and cash equivalents	971	1,684

Cash and cash equivalents as at the beginning of the period	2,815	1,866

Cash and cash equivalents as at the end of the period	3,786	3,550

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

B.	The Company is in its development stage and does not expect to generate significant revenue until such time as it shall have completed the design and development of its initial product candidates and obtained the requisite approvals to market the product. During the nine months ended September 30, 2022, the Company incurred losses of $2,644 thousand and had a negative cash flow from operating activities of $2,596 thousand. The accumulated deficit as of September 30, 2022 is $7,840 thousand.

Management’s plans regarding these matters include continued development and marketing of its products, as well as seeking additional financing arrangements. In April 2022, the Company raised $3,200 thousand from the private placement, in addition, During July 2022 the Company entered into Subscription Agreements with four Investors under the 2022 Offering on the same terms and conditions specified above where the Company issued 482,957 shares of its common stock at a per share price of $0.88 and warrants to purchase up to an additional 482,957 shares of common stock at a per share exercise price of $1.10. The Company received aggregate gross proceeds of $425,000.

The Company Managements believes that its current cash resources are sufficient for its operations for the next 12 months.

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

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

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

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the three- and nine-months period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Note 3 - Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report for the year ended December 31, 2021, except the following:

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

As of September 30, 2022, the Company awarded to its employees and service providers options to purchase in the aggregate up to 9,442,843 shares of Common Stock, of which options for 8,762,843 shares were at an exercise price of US$ 0.32 per share, options for 480,000 shares were at an exercise price of 0.01 per share and options for 200,000 shares were are an exercise price of $0.64 per share. Of the options granted, options for 6,069,579 shares were vested upon grant and the remaining balance have a vesting period ranging between one to five years. The options are exercisable for periods ranging between three to ten years from the vesting date. The grant was approved following the adoption of the 2020 incentive stock plan (hereinafter the “Plan”) by the Company on December 23, 2020 and the adoption of the sub plan (the “Israeli appendix”) on April 29, 2021.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 4 – Stock options plan (cont’d)

The Company recorded in the statement of operations a non-cash expense of $226 thousands during the nine-month period ended September 30, 2022.

The stock-based compensation expenses for the nine-month period ended September 30, 2022 were recognized in the statements of operations as follows; $65 thousands were recorded as research and development expenses, and $161 thousands were recorded as general and administrative expenses ($1,161 thousands were recognized for the nine-month period ended September 30, 2021).

The stock-based compensation expenses for the three-month period ended September 30, 2022 were recognized in the statements of operations as follows; $18 thousands were recorded as research and development expenses, and $106 thousands were recorded as general and administrative expenses ($94 thousands were recognized for the three-month period ended September 30, 2021).

The following table sets forth information about the weighted-average fair value of options granted to employees and service providers during the nine-month period ended September 30, 2022, using the Black- Scholes-Merton option-pricing model and the weighted-average assumptions used for such grants:

For the nine months ended
September 30, 2022
Dividend yields (see (A) below)	0.0%
Share price (in U.S. dollar) (see (B) below)	0.26-0.53
Expected volatility (see (C) below)	82.77%-142.57%
Risk-free interest rates (see (D) below)	0.17%-2.63%

A.	The Company used 0% as its expected dividend yield, based on historic policies and future plans.

B.	The Company’s common stock is quoted on the Over the Counter (“OTC”), QB tier. However, the Company considers its share price as it is traded on OTC to not be an appropriate representation of fair value, since it is not traded on an active market. The Group determined that the market is inactive due to low level of activity of the Company’s Common Stock, stale or non-current price quotes and price quotes that vary substantially either over time or among market makers. Consequently, the price of the Company’s Common Stock has been determined based on the April 2021 Private placement units of Common Stock and Warrants at a per unit purchase price of $0.64 and on April 2022 Private placement units of Common Stock and Warrants at a per unit purchase price of $0.88. In order to evaluate the price per share, the Warrant value has been deducted from the total unit price.

C.	As the Company is at its early stage of operation, there is not sufficient historical volatility for the expected term of the stock options. Therefore, the Company uses an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies which were selected based upon industry similarities.

D.	The Company determined the risk-free interest rate by using a weighted-average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

Note 5 - Subsequent events

On October 7, 2022, IR. Med, Ltd., our wholly owned subsidiary and PI Prevention Care LLC, a Delaware limited liability company (the “Distributor”) entered into an exclusive Distribution and License Agreement (the “Distribution Agreement”) pursuant to which the Distributor received exclusive royalty bearing rights to promote, market and sell solely in the United States the Company’s proprietary patent protected PressureSafe monitoring device that is being developed to support early detection of pressure injuries (PI) to the skin and underlying tissue and related materials (hereinafter the “PressureSafe Solution”). The PressureSafe device is currently in advanced development and the Company expects to have a market ready device in 2023, subject to FDA approval.

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

In June 2022, IR Med. Ltd., our wholly owned subsidiary, entered into a study agreement with Beit Rivka, a Large Geriatric Hospital in Israel associated with Clalit, the largest Health Insurance Fund in Israel, to conduct a usability study of Pressuresafe. In August 2022, IR Med. Ltd., entered into an agreement with a Israeli boutique industrial design company specializing in the design of medical devices and diagnostic products servicing a broad array of companies, including large multinational companies, for the design of the PressureSafe device in its advanced configuration, which incorporates preliminary results from a usability study currently being performed in Israel, including feedback from healthcare professionals.

Recent Developments

(i) During July 2022, we entered into Subscription Agreements with four Investors pursuant to which we agreed to issue and sell, in a private placement, 482,957 shares of our common stock at a per share price of $0.88 and warrants to purchase up to an additional 482,957 shares of common stock at a per share exercise price of $1.10, in consideration of which we received aggregate gross proceeds of $425,000.

(ii) On October 7, 2022, IR. Med, Ltd. and PI Prevention Care LLC, a Delaware limited liability company (the “Distributor”) entered into an exclusive Distribution and License Agreement (the “Distribution Agreement”) pursuant to which the Distributor received exclusive royalty bearing rights to promote, market and sell solely in the United States our PressureSafe monitoring device (hereinafter the “PressureSafe Solution”).

The Distributor is a recently formed Delaware entity comprised of persons and other entities including Company shareholders, who are active in the markets relating to senior care facilities, hospitals, home care centers, hospital equipment distributors, among others, throughout the United States and who are familiar with and have wide experience in addressing and responding to the needs of these medical care organizations.

Under the Distribution Agreement, the Distributor is solely responsible for the distribution, marketing and sales of the PressureSafe Solution and its accompanying components (hereafter collectively, the “Products”) and agreed undertake all commercially reasonable efforts to establish t dihe necessary distribution and sales network for the Products by not later than the date on which the Company shall have received all regulatory and other clearance required to launch the commercialization of the PressureSafe Solution (such Date being the “Commercial Launch Date”). Prior to the Commercial Launch Date, the Distributor is to invest such resources as is reasonable such that upon the occurrence of the Commercial Launch Date there will be a commercially reasonable distribution network in place for the immediate marketing of the Product.

The Distribution Agreement provides for the payment of annual licensing fees. The Distribution Agreement also specifies the prices of each component of the Products payable to the Company and also provides for minimum annual purchase requirements of Product components in order to maintain exclusivity. If for whatever reason the Distributor does not comply with the minimum purchase requirements in any year, the Distributor can continue to have a non-exclusive license and distribution rights in the United States if the Distributor pays the annual license fee.

Subject to the compliance by the Distributor of its obligation under the Distribution Agreement, including the purchase by the Distributor of minimum annual purchase requirements of the components of the Products, the Distribution Agreement continues in effect for a term of thirteen years following the Commercial Launch Date. At the end of the initial three and eight year period, the parties are to enter into good faith negotiations as to the pricing of the Products and the minimum purchase quantities for the subsequent period. The Distributor also agreed to not distribute any products that compete with the Products.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 to the Three and Nine Months Ended September 30, 2021

	For the three months ended September 30		For the nine months ended September 30
	2022	2021	2022	2021
	U.S dollars (in thousands)
Research and development expenses	468	374	1,357	869
Marketing expenses	24	61	205	824
General and administrative expenses	384	287	1,138	977
Total operating expenses	876	722	2,700	2,670

Financial expenses (income), net	(20)	8	(56)	26

Loss for the period	856	730	2,644	2,696

Revenues. During the three-month and nine-month period ended September 30, 2022, and 2021, we did not recorded any revenues from operation.

Research and Development Expenses- Research and development expenses consist of salaries and related expenses, consulting fees, service providers’, costs, and overhead expenses. Research and development expenses increased from $ 374,000 and $869,000 for the three and nine months ended September 30, 2021, respectively, compared to $468,000 and $1,357,000 respectively, for the corresponding periods in 2022. The Company’s research and development program began to intensify in the third quarter of 2021. The increase in each of the three and nine months periods resulted primarily from the recruitment of employees, increased use of third party contractors for further research and development activities and the initiation of usability studies for our PressureSafe device. These increases were partially offset by the lower non-cash expenses relating to stock based compensation to employees and service providers which were granted in June 2021.

Marketing Expenses – Marketing expenses consist primarily of salaries and professional services. Marketing Expenses decreased from $61,000 and $824,000 for the three and nine months ended September 30, 2021, respectively, to $24,000 and $205,000 respectively, for the corresponding periods in 2022. The decrease in marketing expenses resulted primarily from reduced non-cash expenses resulting from stock-based compensation to employees and service providers that were awarded in June 2021.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses such as legal and accounting related expenses. General and Administrative expense increased from $287,000 and $977,000 for the three and nine months ended September 30, 2021, respectively, to $384,000 and $1,138,000 for the corresponding periods in 2022. The increase in general and administrative expenses resulted primarily from increased expenses related to service providers and salaries and related expenses to support our general and administrative operation, increase in salaries and related expenses. With respect to the nine month periods, these expenses were partially offset by the lower non-cash expenses in 2022 period attributable to the options awards which were made in June 2021 to employees and service providers.

Loss. Loss for the three and nine months ended September 30, 2022 was $856,000 and $2,644,000, respectively, as compared to the three and nine month period ended September 30, 2021 of 730,000 and $2,696,000. The increase in net loss is and is primarily attributable to research and development and general and administrative expenses, partially offset by the lower non-cash expenses recorded in the 2022 periods attributable to the options awards which were made in June 2021 to employees and service providers.

Financial Condition, Liquidity and Capital Resources

We are subject to risks common to companies in the medical device industry, including but not limited to, the need for additional capital, the need to obtain marketing approval and reimbursement for any product candidate that we may identify and develop, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third-party manufacturers and the ability to transition from pilot-scale production to large-scale manufacturing of products

From inception, we have funded our operations from a combination of loans and sales of equity instruments. Between December 24, 2020 and April 10, 2021, we raised aggregate gross proceeds in the approximate amount of $5,830,000. Between April and July 2022, we raised an additional $3,625,000 from sales of our equity and equity linked securities.

As of September 30, 2022, we had a total of $3,786,000 in cash resources and approximately $545,000 of liabilities, consisting of $328,000 of current liabilities from operations.

The following table provides a summary of operating, investing, and financing cash flows for the nine months ended September 30, 2022 compare to the corresponding period in 2021 (in thousands):

	For the nine months ended September 30
	2022	2021
	U.S dollars (in thousands)
Net cash used in operating expenses	(2,596)	(1,660)
Net cash used in investment activities	(57)	(34)
Net cash provided by financing activities	3,625	3,377

We have experienced operating losses since inception and had a total accumulated deficit of $7,840,000 as of September 30, 2022. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception and in the nine months ended September 30, 2022. These losses have resulted in significant cash used in operations. During the nine months ended September 30, 2022, our cash used in operations was approximately $2,596,000, compared to $1,660,000 during the corresponding period in 2021. We need to continue and intensify our research and development efforts for our product candidates (which are in various stages of development), complete product design efforts and strengthen our patent portfolio, and pursue FDA clearance and international regulatory approvals. As we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

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

Under the private placement of our securities which we commenced in April 2022, through July 2022 we entered into a securities purchase agreement with six accredited investors providing for the issuance and sale to such investors of an aggregate of 4,119,321 shares of our Common Stock and warrants for an additional 4,119,321 shares of our Common Stock, exercisable through 2024, at a per share exercise price of $1.10. The Company is entitled to expedite the Warrant exercise period for all or a part of the then outstanding Warrants by written notice to the holders if the publicly traded price of our Common Stock equals or exceeds $2.50 per share (which amount may be adjusted for certain capital events, such as stock splits, as described herein) and the corresponding average daily trading volume during such period equals or exceed 75,000 shares, in each case for the forty (40) consecutive trading days. The aggregate gross proceeds from the private placement were approximately $3,625,000.

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

We cannot provide assurance that future funding will be available to us on acceptable terms, or at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company, as defined by § 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at reasonable assurance level due to a material weakness in internal control over financial reporting, as further described below.

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

Changes in Internal Control Over Financial Reporting

Except as described above, during the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings. However, from time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1A. RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION:

On November 14, .2022, our board of directors awarded to Aharon Binur, our Chief Development Officer, options under the Company’s employee stock option plan for 300,000 shares of the Company’s common stock at a per share price of $0.58, to vest over three years in equal quarterly instalments of 25,000 option shares at the end of each quarter beginning on the quarter ending December 31, 2022, provided that Mr. Binur is then in our service.

ITEM 6. EXHIBITS

Exhibit Index:

10.1	Distribution and License Agreement dated as of October 7, 2022 entered into by IR. Med, Ltd. and PI Prevention Care LLC ***

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*** Portion of the Exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IR-Med, Inc.

(Registrant)

By:	/s/ Moshe Gerber	By:	/s/ Sharon Levkoviz
	Moshe Gerber		Sharon Levkoviz
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 14, 2022	Date:	November 14, 2022

