Form 10-K
period 2022-12-31
IR-Med, Inc.
filed 2023-03-29
CIK 1839133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to  __________

Commission file number 000-56492

IR-MED, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0583166
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

ZHR Industrial Zone, Rosh Pina, Israel

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: 972-4-655-5054

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 per share

(Title of class)

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
Emerging growth company ☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had 68,808,970 shares of common stock outstanding as of March 29, 2023. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was $76,264,209, as computed by reference to the closing price of $1.95 of such common stock on the OTC Markets on such date.

IR-MED INC.

2022 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2022, or this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “approach,” “believes,” “can,” “contemplate,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” and other similar words or expressions or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. The description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

● the accuracy of our estimates regarding expenses, future revenues, uses of cash, capital requirements and the need for additional financing;

● the initiation, cost, timing, progress and results of our development activities, usability studies, preclinical studies and any clinical trials that we may be required to undertake;

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

● the impact of global inflationary pressures;

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

As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, “our Company”, “the Company”, “IR-Med”, “we”, “us” and “our” refer to IR-Med, Inc., a Nevada corporation, and its consolidated subsidiary, IR. Med Ltd., a company organized under the laws of Israel.

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

Our initial product under development, which we call PressureSafe, is a handheld optical monitoring device that is being developed to support early detection of pressure injuries (PI) to the skin and underlying tissue, regardless of skin tone and which calibrated personally to each patient’s skin, primarily caused by prolonged pressure associated with bed confinement. Our skin-device-interphase development of personalized medical devices allows high accuracy readings from the human body in a non-invasive method, that may provide caregiver the optimal decision support-system in cases where uncertainties disturb physicians in their decision processes. We plan to launch as a decision support system (DSS) tool for care givers in Hospitals, Nursing homes and Home-Care companies,

We are also in the preliminary stage of research and development of an innovative otoscope, which we call Nobiotics, to support physicians with an immediate indication as to whether mid-ear infection (Otitis Media), a common malady in children, is of a bacterial origin and thus requiring antibiotic treatment, or of a viral origin and does not require antibiotic treatment.

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

Our product candidates are in various stages of development. The PressureSafe device is in an advanced stage of development and is planned to be our first go-to-market product, and the NoBiotics is in initial stage of research and development.

We have completed the development of the first generation PressureSafe prototype in the second quarter of 2022 In June 2022, IR Med. Ltd., our wholly owned subsidiary, entered into a study agreement with Beit Rivka, a Large Geriatric Hospital in Israel associated with Clalit, the largest Health Insurance Fund in Israel, to conduct a usability study of Pressuresafe. In August 2022, IR Med. Ltd., entered into an agreement with a Israeli boutique industrial design company specializing in the design of medical devices and diagnostic products servicing a broad array of companies, including large multinational companies, for the design of the PressureSafe device in its advanced configuration, which incorporates preliminary results from a usability study currently being performed in Israel, including feedback from healthcare professionals. In February 2023, our subsidiary IR-Med Ltd. entered into an agreement with Rabin Medical Center (RMC) in Israel to perform a usability study, as an additional study center to the current study that we have been performing at Beit-Rivka, a large geriatrics hospital in Israel. The agreement is to conduct a usability study of our proprietary and patent protected “PressureSafe” device, which we plan to launch as a decision support system (DSS) tool for care givers in Hospitals, Nursing homes and Home-Care companies.

We are currently working on completing the development of the commercial version of the PressureSafe device, planned to be launched during 2023, pending FDA clearance.

In the third quarter of 2022, we began preparations in anticipation of commercialization of PressureSafe in the United States pending regulatory approvals. A distribution agreement was entered into with PI Prevention Care LLC (the “Distributor”), a newly formed entity focused on marketing to the senior care facility, hospital and homecare markets. The Distributor, which received exclusive rights for PressureSafe distribution across the United States, includes personnel who have many years’ experience in addressing and responding to the needs of these types of organizations. Under the terms of the Agreement which were previously disclosed, to maintain exclusivity the Distributor is obligated to comply with minimum purchase requirements of the device and accompanying disposables.

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

PressureSafe is a hand-held scanner designed to provide additional information as a decision support system (DSS), to support the care giver effectively with the main diagnostic ability to identify PI and to differentiate between Deep Tissue PI (before it becomes visible) and Stage 1 PI. Deep tissue PI are serious, hospital-acquired deep PIs that form under intact skin, spread in deep tissues and eventually present themselves as full thickness wounds. The PressureSafe is composed of: (a) a handheld optic probe device, which utilizes harmless infra-red light, that is placed for a few seconds on suspected areas for performing mearurements; (b) a disposable probe tip component, changed between patients to avoid cross-contamination; (c) a software component containing machine learning algorithm for analyzing the collected data; and (d) software for connectivity and downloading the collected data and measurements results to the EMR/EHR systems used by the medical center or homecare company.

PressureSafe is a non-invasive real-time optical monitoring device to support early intervention in PI treatment prior to skin breakage. The device performs a reflectance spectroscopy scan to generate information for the decision maker, while collecting data of subdermal physiological changes together with other bio-signals typical to early formation of PI in the three skin layers, thus detecting the appearance of life risking pressure injuries. PressureSafe is designed to detect changes at a depth of 1-5 mm in the skin, regardless of skin tone, by measuring differences of subdermal fluid content and bio-signals. As soon as local subcutaneous tissue function is disturbed and cells begin to disintegrate by pressure excreted upon by dependent body areas, our scanner is designed to be able to support detecting this as a very early inflammatory process. The technology will allow patient monitoring and immediate reading in a non-invasive way. It has the potential to help to reduce the number of PI dramatically, through early detection, making it attractive for public and private healthcare systems worldwide.

PressureSafe Studies

The PressureSafe first generation device is currently undergoing usability studies, and the commercial version is now in development and is planned to be launched during the second half of 2023.

We are currently conducting usability studies at two medical centers in Israel, a Geriatric hospital and a general hospital, planned to be completed during 2023. We also plan to start useability studies in the US during 2023 in order to validate the efficacy of the device for the US cohort including patients with dark skin tones.

Our POC study began in the first quarter of 2018 at the Rambam Healthcare campus, located in Haifa, Israel and at the Beit Lowenstein Rehabilitation Center, located in Raanana, Israel. A total of 76 samples were taken from both medical centers. The results demonstrated that the PressureSafe had a 94.7% accuracy in identifying Stage 1 pressure injuries and a 5.3% misclassification rate.

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

11 Hirsh, J., 2018. Antibiotic Side Effects in Children: What Every Parent Should Know.

12 Park, A., 2015. How This Common Drug Can Have Lasting Effects on Kids.

13 Soni, a., 2008. STATISTICAL BRIEF #228: Ear Infections (Otitis Media) in Children (0-17): Use and Expenditures, 2006.

14 Market Research Future, 2020. Global Ear Infection Treatment Market: Information By Type (Middle Ear, Outer Ear, Inner Ear), By Pathogen (Bacteria, Virus), By Treatment (Surgery, Medication), By End User (Hospitals, ENT Clinics) and Region (Americas, Europe, Asia-Pacific and the Middle East & Africa) - Forecast till 2027

15 Thomas, J., Berner, R., Zahnert, T. and Dazert, S., 2014. Acute Otitis Media. Deutsches Aerzteblatt Online,.

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

Establish distribution channels to maximize the commercial potential of our products. We plan to seek out collaborative arrangements with major healthcare providers to facilitate market adoption of our product candidates. In this respect, we have entered into a distribution agreement covering the United States. See below “Distribution Agreement”. We believe that such institutions are well positioned to directly benefit from improvements in accurate diagnosis and reduction of cost of care associated with the use of our product candidates. We also believe that the marginal cost of our product candidates compared to potential savings will make it economical for healthcare institutions to adopt our products regardless of whether or not additional costs of purchase of these products will be covered by third-party payors, such as government health care programs and commercial insurance companies. Through cooperation with healthcare providers, we aim to develop and prove an economic model beneficial to them. Thereafter, we plan to engage with private insurance plans to develop reimbursement programs encouraging the use of our product candidates. We expect that adoption rates of our product candidates will increase if hospitals and other medical institutions are compensated, in full or in part, for additional costs incurred when purchasing our products.

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

Distribution Agreement

On October 7, 2022, IR. Med, Ltd. and PI Prevention Care LLC, a Delaware limited liability company (the “Distributor”) entered into an exclusive Distribution and License Agreement (the “Distribution Agreement”) pursuant to which the Distributor received exclusive royalty bearing rights to promote, market and sell solely in the United States our PressureSafe monitoring device.

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

Under the Distribution Agreement, the Distributor is solely responsible for the distribution, marketing and sales of the PressureSafe and its accompanying components and agreed undertake all commercially reasonable efforts to establish the necessary distribution and sales network for the Products by not later than the date on which the Company shall have received all regulatory and other clearance required to launch the commercialization of the PressureSafe Solution (such Date being the “Commercial Launch Date”). Prior to the Commercial Launch Date, the Distributor is to invest such resources as is reasonable such that upon the occurrence of the Commercial Launch Date there will be a commercially reasonable distribution network in place for the immediate marketing of the Product.

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

During 2022 IR-Med applied for two new provisional patents in the US. and European Union, one for the PressureSafe device and one for NoBiotics.

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

We expect Nobiotics, if completed, to compete with other otoscopes which are in development or other products in development for the purpose of assisting with assessment of Otitis Media, for distinguishing between virus and bacteria origin.

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

The target market for our PressureSafe device are relevant Health care setting (i.e., hospitals, senior care facilities, home care companies etc.).nursing homes and a growing segment of long terms home care givers. Towards that end, in third quarter of 2022, we began preparations in anticipation of commercialization of PressureSafe in the United States during 2023, pending regulatory approvals. A distribution agreement was entered into with PI Prevention Care LLC, a newly formed entity focused on marketing to the senior care facility, hospital and homecare markets. The Distributor, which received exclusive rights for PressureSafe distribution across the United States, includes personnel who have many years’ experience in addressing and responding to the needs of these types of organizations. Under the terms of the Agreement which were publicly disclosed, to maintain exclusivity the Distributor is obligated to comply with minimum purchase requirements of the device and accompanying disposables.

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

Facilities

Our subsidiary occupies approximately 130 square meters of facilities located in Rosh Pinna industrial zone, Israel, under an agreement for shared office space and services that expires upon 90 days’ notice by either our subsidiary or the landlord. Through December 31, 2022, we were paying a monthly rent of 15,000 NIS per month (approximately $4,273).

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

Useability Studies

In June 2022, IR Med. Ltd., our wholly owned subsidiary, entered into a study agreement with Beit Rivka, a Large Geriatric Hospital in Israel associated with Clalit, the largest Health Insurance Fund in Israel, to conduct a usability study of Pressuresafe. In February 2023, our subsidiary IR-Med Ltd. entered into an agreement with Rabin Medical Center (RMC) -a leading general hospital in Israel to perform a usability study, as an additional study center to the current study that we have been performing at Beit-Rivka, a large geriatrics hospital in Israel. The agreement is to conduct a usability study of our proprietary and patent protected “PressureSafe” device, which we plan to launch as a decision support system (DSS) tool for care givers in Hospitals, Nursing homes and Home-Care companies.

In addition, we plan to conduct useability studies in the U.S. or other countries on the PressureSafe and on NoBiotics. Additional regulations govern the approval, initiation, conduct, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Such investigational use is generally also regulated by local and institutional requirements and policies which usually include review by an ethics committee or institutional review board, or IRB. Failure to comply with all regulations governing such studies could subject the company to significant enforcement actions and sanctions, including halting of the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions. Without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary.

Reimbursement

Our current go-to-market strategy does not contemplate or rely upon governmental or third-party payor reimbursement. However, in the future we plan to seek reimbursement for product candidates as a means to expand the adoption of products and broaden our customer base.

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

Employees & Consultants

As of March 2023, we had seven employees and one service provider, on a full-time basis, with an additional one employee and four service providers, on a part time basis, engaged in product research and development at IR-Med Ltd.

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

●	We are a development stage medical device company and have a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve or maintain profitability.

●	We will need substantial additional funding to continue our operations, which could result in significant dilution or restrictions on our business activities. We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail.

●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this report. Our audited financial statements at December 31, 2022 were prepared assuming that we will continue as a going concern.

●	Medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product.

●	We currently have no products that are approved for commercial sale. If we are unable to successfully develop, receive commercial sale approval from the regulatory authorities as applicable and commercialize initially our PressureSafe device under development, or if we experience significant delays in doing so, our business will be adversely affected.

●	The size and future growth in the market for our planned devices under development has not been established with precision and may be smaller than we estimate, possibly materially. If our estimates and projections overestimate the size of this market, our sales growth may be adversely affected.

●	Any product candidates we may advance into clinical trials (assuming the FDA so requires) may be subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates, all of which can adversely affect our business

●	We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.

●	If we are unable to establish sales and marketing capabilities or fail to enter into agreements with third parties to market and sell any products we may successfully develop, we may not be able to effectively market and sell any such products and generate product revenue.

●	Failure to manage our growth effectively could increase our expenses, decrease our revenue and prevent us from implementing our business strategy.

●	Failure to secure or retain coverage or adequate reimbursement for our planned products in development by third-party payors could adversely affect our business, financial condition and operating results.

●	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate to protect our technology, our competitors could develop and commercialize technology similar to ours, and our competitive position could be harmed.

●	Our technology development are headquartered in Israel and, therefore, our results may be adversely affected by economic restrictions imposed on, and political and military instability in, Israel.

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

As a development stage company, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses in each year due to costs incurred in connection with research and development activities, marketing and general and administrative expenses associated with our operations. For the years ended December 31, 2022 and 2021, we incurred net losses of approximately $4,734,000 and $3,716,000, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of $9,930,000 and $5,196,000, respectively

We expect to incur losses for the foreseeable future as we continue the development of, and seek regulatory clearance and approvals for, initially for our PressureSafe device-in-development (for pre-emptive diagnosis of pressure injuries on the skin surface) and thereafter for the Nobiotics device (for detecting the ear infections in children). If we fail to generate revenue and eventually become profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or a substantial part of their investment.

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

We raised gross proceeds to us of $5.831 million between December 2020 and April 2021 and an additional $3.625 million between April and July 2022 in private placements to qualified investors. Nonetheless, we will require additional capital for the further development and commercialization of our two product candidates (which are in various stages of design and development) and may need to raise additional funds sooner if we choose to and are able to expand more rapidly than we currently anticipate. Further, we expect our expenses to increase in connection with our ongoing activities. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to regulatory requirements, product manufacturing, marketing, sales and distribution.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this report. Our audited financial statements at December 31, 2022 were prepared assuming that we will continue as a going concern.

Primarily as a result of our losses and limited cash balances and cash flows, the report of our independent registered public accounting firm for the fiscal year ended December 31, 2022 contains an explanatory paragraph on our financial statements stating that the Company has not generated sufficient revenues to cover operating expenses and will need additional capital to service its debt obligations. While the Company raised proceeds of $3,625,000 during the year ended December 31, 2022 by way of private placement offerings to accredited investors it does not believe its resources will be sufficient to meet its operating and capital needs beyond the fourth quarter of 2023. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern.  The Company will have to continue to rely on equity and debt financing, and/or continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms.

If we are unable to secure additional capital, we may be required to curtail our clinical and research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our clinical and regulatory efforts, which is critical to the realization of our business plan. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our proposed business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all of your investment.

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

Our quarterly results, including the levels of future revenue, if any, our operating expenses and other costs, and our operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. This may be especially true to the extent that we do not successfully establish our business model. Accordingly, the results of any one period should not be relied upon as an indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly results include, but are not limited to:

●	the timing of regulatory commercial sale approvals for our products in various stages of development;

●	our ability to successfully establish our business model;

●	our ability to attract and retain distribution networks, customers and to expand our business;

●	enacted or pending legislation effecting the healthcare industry;

●	changes in our pricing policies or those of our competitors;

●	the timing of our recognition of revenue and the mix of our revenues during the period;

●	the amount and timing of operating expenses and other costs related to the maintenance and expansion of our business, infrastructure and operations;

●	the amount and timing of operating expenses and other costs related to the development or acquisition of businesses, services, technologies or intellectual property rights;

●	the timing and costs associated with legal or regulatory actions;

●	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;

●	loss of our executive officers or other key employees

●	industry conditions and trends that are specific to the vertical markets in which we sell or intend to sell our devices; and

●	general economic and market conditions.

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

The size and future growth in the market for our planned devices under development has not been established with precision and may be smaller than we estimate, possibly materially. If our estimates and projections overestimate the size of this market, our sales growth may be adversely affected.

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

If we or our U.S. Distributor are unable to establish sales and marketing capabilities or fail to enter into agreements with third parties to market and sell any products we may successfully develop, we may not be able to effectively market and sell any such products and generate product revenue.

In October 2022, we entered into a distribution agreement covering the U.S. pursuant to which, among other things, the distributor is to assist us in setting up a distribution network in the U.S. The establishment and development of a sales force, either by us or jointly with distributor, or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. If we, or our development partners, are unable to establish sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may successfully develop, we will need to contract with third parties to market and sell such products. We may not be able to establish arrangements with third-parties on acceptable terms, if at all.

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

Our common stock has been thinly traded and we cannot predict the extent to which an active trading market will develop.

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

As a result of the Acquisition, we are responsible for any liabilities incurred by IR-Med Ltd. IR-Med Ltd. may have material liabilities that have not been discovered or asserted. We could experience losses as a result of any such undisclosed liabilities that are discovered in the future, which could materially harm our business and financial condition. As a result, our current and future stockholders will bear some, or all, of the risks relating to any such unknown or undisclosed liabilities, if any.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of the date of this report, a total of 68,808,970 shares of our common stock are outstanding. Of those shares, approximately 19 million are currently freely tradable, without restriction, in the public market 13,447,650_shares issuable upon exercise of warrants which are registered for resale under the Securities Act. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We occupy approximately 130 square meters of facilities located in Rosh Pina industrial zone, Israel, under an agreement for shared office space and services that expires upon 90 days’ notice by either our subsidiary or the landlord. Through December 31, 2021, we were paying a monthly rent of 12,500 NIS (approximately, $4,000). On November 17, 2021, the agreement was amended to increase the monthly rental amount to 15,000 NIS per month (approximately $4,273) starting from January 2022 to service and support our expanded personnel. See also “Related Transactions”

We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that we anticipate would result in a material adverse effect on our business or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “IRME.” We started being quoted on the OTCQB-tier of OTC Markets on February 1, 2022. As of March 31, 2023, we had 68,808,970 shares of our common stock outstanding. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

As of March 29, 2023, there were 750 holders of record of our common stock, and the last reported sale price of our common stock on the OTCQB-tier of OTC Markets on March 28, 2023 was $0.39.

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

Issuer Purchases of Equity Securities

None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2022, as compared to the fiscal year ended December 31, 2021. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Key Financial Terms and Metrics

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales to date.

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

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021.

Our financial results for the year ended December 31, 2022 are summarized as follows in comparison to the year ended December 31, 2021:

	Year Ended
	December 31, 2022	December 31, 2021

Operating Expenses
Research and Development	$1,885,000	$1,419,000
Marketing	759,000	888,000
General and Administrative	$2,118,000	$1,368,000
Financing expenses (income), net	$(28,000)	$41,000

Loss for the year	$4,734,000	$3,716,000

Revenues. We have not recorded any revenues to date.

Research and Development Expenses, Research and development expenses increased from $1419,000 for the year ended December 31, 2021 to $1,885,000 in 2022. The increase resulted primarily from the recruitment of employees, increased use of third-party contractors for further research and development activities and the initiation of usability studies for our PressureSafe device. These increases were partially offset by the lower non-cash expenses relating to stock based compensation to employees and service providers which were granted in June 2021.

Marketing Expenses -Marketing expenses decreased from $888,000 for the year ended December 31, 2021 to $759,000 in 2022. The decrease resulted primarily from reduction in employees time efforts and use of professional services.

General and Administrative Expenses. General and expenses increased from $1,368,000 for the year ended December 31, 2021 to $2,118,00 in 2022. The increase is primarily due to the increased costs arising from recruitment of new employees, public relations efforts, use of professional services and the recording of non-cash expenses due to stock based compensation to employees and service providers awarded in May and December 2022.

Loss. Loss for the year ended December 31, 2022 was $4,734,000 and is primarily attributable to research and development and general and administrative expenses.

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

As of December 31, 2022, we had a total of $3,002,000 in cash resources and approximately $702,000 of liabilities, consisting of $662,000 of current liabilities from operations.

The following table provides a summary of operating, investing, and financing cash flows for the years ended December 31, 2022 and 2021 respectively (in thousands):

	For the year ended
	December 31, 2022	December 31, 2021
	US Dollars (In thousands)
Net cash used in operating activities	(3,375)	(2482)
Net cash used in investment activities	(59)	(61)
Net cash provided by Financing Activities	3,625	3,491

We have experienced operating losses since its inception and had a total accumulated deficit of $9,930,000 as of December 31, 2022. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception and for the year ended December 31, 2022 These losses have resulted in significant cash used in operations. During the years ended December 31, 2022 and 2021, our cash used in operations was approximately $3,375,000, and $2,482,000, respectively. We need to continue and intensify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes, and pursue FDA clearance and international regulatory approvals. As we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

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

We expect that our existing cash and cash equivalents will enable us to fund our operations and capital expenditure requirements through the fourth quarter of 2023. Our requirements for additional capital during this period will depend on many factors, including the following:

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

For the year ended December 31, 2022 and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations, as well as to explore additional avenues to increase revenues and reduce expenditures. We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain.

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

As a smaller reporting company, we are eligible and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including, but not limited to:

● An opportunity for reduced disclosure obligations regarding executive compensation in our periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures,

● An opportunity for reduced financial statement disclosure in registration statements and in annual reports on Form 10-K, which only requires two years of audited financial statements rather than the three years of audited financial statements that are required for other public companies,

● An opportunity for reduced audit and other compliance expenses as we are not subject to the requirement to obtain an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, and

● An opportunity to utilize the non-accelerated filer time-line requirements beginning with our annual report for the year ending December 31, 2022 and quarterly filings thereafter.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2022. In making this assessment, management used the updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The Company’s directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The Company’s officers are appointed by its board of directors and hold office until the earlier of their death, retirement, resignation, or removal.

The following table sets forth the names and ages of the members of the board of directors and the executive officers and the positions held by each as of March 29, 2023.

Name	Age	Positions
Oded Bashan	76	Chairperson of the Board of Directors

Moshe Gerber	62	Chief Executive Officer

Sharon Levkoviz	49	Chief Financial Officer

Aharon Klein	59	Chief Technology Officer, Director

Aharon Binur	59	Chief Development Officer

Yaniv Cohen	43	Director

Yoram Drucker	58	Vice President, Business Development, Director

Ohad Bashan	52	Director

Ron Mayron	59	Director

Inna Martin	48	Director

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Oded Bashan, co-founded IR-Med Ltd with Aharon Klein and, since September 2013 has been serving as Chairman of IR. Med Ltd. Upon the effectiveness of our acquisition in December 2020 of IR. Med, Ltd. (the “Acquisition”), he was appointed to Board of Directors and on January 20, 2021, was appointed as Chairman of the Board and on April 6, 2021 he was appointed Chief Executive Officer on an interim basis following the resignation of Ms. Davidson Mund. Mr. Bashan has over 35 years of experience in managing, building and running technology companies. He was Founder, CEO & chairman of OTI Ltd. from 1990 to 2013, a Nasdaq traded global technology leader with more 250 employees. Since January 2013, together with his son Mr. Ohad Bashan, they have been managing several private companies engaged in biotech. Previously, Mr. Bashan served as the president of Electro-Galil form 1984 to1990. He was awarded the Leading Businessman Award in Management, Business and Economics by the Israeli Institute of Public Opinion. Mr. Bashan holds both B.Sc. and M.Sc. in Economics and Business management from the Hebrew University of Jerusalem.

Moshe Gerber. Mr. Gerber, was appointed Chief Executive Officer on May 2, 2022 following the resignation of Dr. Rom Eliaz. Mr. Gerber possesses over 25 years’ experience in international business development, sales and operations across high-tech industries, including Artificial Intelligence (AI), software and medical devices, with wide ranging experience in product strategy and market analysis. From December 2020 until December 2021[what happened between December 2021 and May 2022], Mr. Gerber was Vice President, Business Development and Alliances at BeyondMinds Ltd., an Israel based company that delivers hyper-customized, production-grade AI platforms spanning several industries. Prior to that, from January 2019 through December 2020, he was the owner and CEO of Crispotech Ltd., a private company that provided business development services to companies in a variety of hi-tech areas: software, medical devices, digital health, particle accelerators, laser technology, 3D printing, cloud computing, and others. From September 2017 through November 2018 he served as CEO of Peak Medical trade, a company developing and marketing, among other things, medical devices for NICUs and OR’s. From July 2015 through May 2017, he worked as VP Business Development and Sales at Mennen Medical, a private company that develops and sells medical devices for hospitals worldwide, via offices in USA, UK, and Israel, where he managed business development, marketing and sales activities via direct sales force and distributors worldwide. From June 2011 through June 2015, Mr. Gerber established and managed a medical devices company (Gerium Medical), which developed a medical device for jaundice measurement and oversaw the sale of the company to Mennen Medical. Mr. Gerber has an MBA from San Jose State University in California, and B.Sc in Mathematics and Computer Science from Tel-Aviv University.

Sharon Levkoviz. Mr. Levkoviz was appointed to Chief Financial Officer upon the effectiveness of the Acquisition. Mr. Levkoviz served from 2011-2021 in Achdut Israel Ltd., an Israeli company providing accounting and economic consulting services, as regional manager. Prior to that period, Mr. Levkoviz served as a Chief Controller at OTI global company, Nasdaq traded company, from 2005 through 2011. Mr. Levkoviz received his CPA from Ramat Gan College and a B.A. in Business Administration from Rupin College in Israel. In addition Mr. Levkoviz served ten years as a chairman of finance and human resource committee at Ohalo College and also five years as a director at the development company of Katzrin, Mr. Levkoviz served eight years as a member of Katzrin plenum.

Aharon Klein, co-founded Ir. Med, Ltd in September 2013 and served as director since then and Chief Operating Officer from September 2013 until the date of the Acquisition. Upon the Acquisition, he was appointed Chief Technology Officer in. Mr. Klein is a medical device and biotech expert, with a strong clinical background. Prior to founding the Company, from 2004 to 200,7 Mr. Klein co-founded and served as CEO of Fertiligent, a start-up company focused on innovative fertility treatments, which was acquired by a United Kingdom based investment group in 2008. From 2008 to 2013, immediately prior to co-founding the Company, he founded a medical device company developing infrared based diagnostic tools for diagnosing colon cancer insito without the need for biopsies (optical biopsies). Mr. Klein graduated from the Faculty of Engineering in the Technion Israel Institute of Technology. Mr. Klein is experienced in initiating and running medical device start-up companies, including development running clinical trials and regulatory affairs.

Aharon Binur, Mr. Aharon Binur was appointed as Chief Development Officer on April 29, 2021 to lead product development. Mr. Binur is an electronics engineer who graduated from the Technion in Haifa, Israel. He was an electronics engineer at OTI from November 1999 through February 2001 and became a development manager at a subsidiary of OTI March 2001 and has held several other positions at OTI through April 2013. Mr. Binur also served as CTO (August 2009 through November 2014) and VP of R&D (March 2017 through April 2021) at Lehavot- advanced fire protection systems. Mr. Binar has extensive experience in multidisciplinary technological management, including software, hardware and mechanics, development of final systems and products for the client, while maintaining high quality and international standards. Mr. Binar has a unique and creative approach to technology management, including patents registered on his name.

Yaniv Cohen, co-founded IR. Med,. Ltd. in September 2013 and served as the R&D manager since then. Following the completion of the of IR. Med Ltd. by our company (the “Acquisition”), he was appointed to the Board. Mr. Cohen is an experienced electrical engineer with expertise in the fields of wave propagation and IR Spectroscopy for medical applications. Additionally, Mr. Cohen holds 4 patents in medical devices, co-authored eight articles in scientific journals as well as speaking in conferences around the globe. From 2010 to 2013, Mr. Cohen served as R&D manager for PIMS, an Israeli medical device company, focusing on IR imaging and spectral analysis for non-invasive cancer detection and identification. From 2008 to 2009, Mr. Cohen worked for Cisco as a system engineer. Prior to which, from 2006 to 2008, he worked as a service engineer for Intel Israel. Mr. Cohen is a Candidate of Sciences in the doctoral program, Informatics and Computer Engineering in the National Research University Higher School of Economics, School of Electronic Engineering Institute of Electronics and Mathematics (MIEM HSE), Moscow, Russia. Mr. Cohen holds a M.Sc. in Electrical Engineering from Holon Institute of Technology (2007).From 2009 to 2010, he attended the Ben-Gurion University of the Negev, Beer Sheva, Israel where he wrote a thesis in wave prorogation.

Yoram Ducker, joined the Board of Directors in December 2019. Mr. Drucker is a serial entrepreneur, founding several companies over the last twenty years and focusing on the Israeli biotech industry. From October 2017 to the present time, Mr. Drucker founded and served as Vice President of Business Development for InnoCan Pharma Ltd., a company traded on the Canadian Stock Exchange. From September 2016 to April 2020, Mr. Drucker was the CEO and Co-founder of a biotech company, ViruCure, developing an oncolytic-virus based technology platform. Prior to this, he served as the CEO and Executive Chairman of Cell Source Ltd. from 2011 to 2014. Additionally, Mr. Drucker was a founding member of Brainstorm (NASDAQ: BCLI), a company publicly traded on the Nasdaq where he served as COO in 2004 and CEO from 2005 to 2007 and a founding member of Pluristem (NASDAQ: PSTI). Mr. Drucker currently serves on the board of directors of Innocan Pharma Corporation (CSE: INNO) and Nurexone Biologic Inc. (TSX: NRX). Mr. Drucker brings significant expertise in the management, operations, business development and product development in start-ups. He is also involved as a consultant and co-founder of other start-ups in different fields.

Ohad Bashan, Mr. Bashan joined the Board upon the completion of the Acquisition., Mr. Bashan is an entrepreneur, innovator and executive with a proven track record of more than 25 years of building, leading, running technology companies from startup to NASDAQ traded and experienced Director after serving on the boards of private and publicly traded companies, in the US, Israel, China, Poland and France. From 1998 to 2013, Mr. Bashan he held several senior positions at OTI, which was acquired by Nyax Ltd. Since 2013 to the present time, Mr. Bashan runs a management services business. Mr. Bashan holds a B.A. in business from the College of Business Management, Tel Aviv, with specializations in marketing and finance, and an M.B.A. from Pepperdine University, California.

Ron Mayron, Mr. Mayron immediately following the Acquisition. Mr. Mayron has extensive experience in the pharmaceutical and medical equipment industries and has held various, significant senior management positions, both local and global, within Teva Pharmaceutical Industries Ltd. (“Teva”) over the last 21 years. During his career at Teva, Mr. Mayron served in various VP positions, most recently he was CEO of Teva Israel and VP Israel and Africa from June 2009 until September 2013. Mr. Mayron’s core expertise is in marketing, sales anddistribution, mergers and acquisitions, business development, global operation and supply chain and strategic development. Mr. Mayron currently serves on the board of directors of Innocan Pharma Corporation (CSE: INNO), Nurexone Biologic Inc. (TSX: NRX), IceCure Medical Ltd. (NASDAQ” ICCM), BioLight Life Sciences Ltd. (TASE: BOLT), Entera Bio (NASDAQ: ENTX) and Kadimastem Ltd. (TASE: KDST) Mr. Mayron holds a B.Sc. – Industrial Engineering & Management, Ben Gurion University and M.B.A from Tel-Aviv University.

Inna Martin, has been nominated by our Board to stand for election. Inna Martin is an experienced executive with more than 18 years of hands on experience in the development of new ventures, business consulting, and venture capital investments. Since 2020, Ms. Martin has been serving as a CEO and Director of Revium Recovery Inc., a company currently focusing on the development of a disruptive Clinical Decision Support software (CDS) for digital mental health area applications. In 2021, Mrs. Martin has successfully completed studies of AI in Healthcare course run by MIT Sloan School of Management. Prior to joining Revium, 2018-2020 Mrs. Martin founded a startup company in cardiovascular field. Under her management, the company successfully completed First in Human clinical studies and received FDA approval for its unique Stent Positioning Assistance System, SPAS™, - a novel proprietary tool developed for safer PCI procedure and precise stent positioning. From 2014 to 2018, Mrs. martin served as a Managing Director of Investments at RosNanoMedInvest, a $760 million sovereign fund initiative in innovation in healthcare field, partner of Domain Associates LLC (US). Prior to joining the fund, from 2007 to 2014, Ms. Martin provided business development and consulting services to a range of companies in pharma and medtech fields in Israel and Europe, including project opportunity assessment services, market analyses, sales forecasting, business planning, and strategic development planning.

Family Relationships

Oded Bashan is the father of Ohad Bashan.

Term of Office of Directors

We currently have authorized seven directors. In accordance with our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders commencing with the meeting in 2021, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following the election. Our directors are divided among the three classes as follows:

●	the Class I directors are Yaniv Cohen and Inna Martin and their terms will expire at the annual meeting of stockholders to be held in 2025;

●	the Class II directors are Yoram Drucker, Ohad Bashan and Ron Mayron, and their terms will expire at the annual meeting of stockholders to be held in 2023; and

●	the Class III directors are Oded Bashan and Aharon Klein, and their terms will expire at the annual meeting of stockholders to be held in 2024.

Committees of the Board of Directors

Our Board has established an audit committee which operates under a charter that has been approved by our board.

Our board has determined that all of the members of each of the board’s audit committees are independent as defined under the rules of the NASDAQ Capital Market. In addition, all members of the audit committee meet the independence requirements contemplated by Rule 10A-3 under the Exchange Act. We currently do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K.

We currently do not have a nominating or compensation committees or committees performing similar functions nor does our Company have a written nominating or compensation charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee

The audit committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. This committee’s responsibilities include, among other things:

●	appointing our independent registered public accounting firm;

●	evaluating the qualifications, independence and performance of our independent registered public accounting firm;

●	approving the audit and non-audit services to be performed by our independent registered public accounting firm;

●	reviewing the design, implementation, adequacy and effectiveness of our internal accounting controls and our critical accounting policies;

●	discussing with management and the independent registered public accounting firm the results of our annual audit and the review of our quarterly unaudited financial statements;

●	reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

●	reviewing on a periodic basis, or as appropriate, any investment policy and recommending to our board any changes to such investment policy;

●	preparing the report that the SEC requires in our annual proxy statement;

●	reviewing and approving any related party transactions and reviewing and monitoring compliance with our code of conduct and ethics; and

●	reviewing and evaluating, at least annually, the performance of the audit committee and its members including compliance of the audit committee with its charter.

The members of our audit committee are Ron Mayron and David Lazar. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NASDAQ Capital Market.

Nominations to the Board of Directors

Director candidates are considered based upon various criteria, including without limitation their broad-based business and professional skills and experiences, expertise in or knowledge of the life sciences industry and ability to add perspectives relating to that industry, concern for the long-term interests of our stockholders, diversity, and personal integrity and judgment. Our Board of Directors has a critical role in guiding our strategic direction and overseeing the management of our business, and accordingly, we seek to attract and retain highly qualified directors who have sufficient time to engage in the activities of our Board of Directors and to understand and enhance their knowledge of our industry and business plans.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation earned in each of our fiscal years that ended December 31, 2022 and 2021 by our named executive officers, which consists of our chief executive officer and our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2022 and 2021 and were serving as executive officers as of such date and our former chief executive officers. We refer to the executive officers listed below as the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus ($)	Option Awards ($)(1)	All other compensation ($) (2)	Total($)
Moshe Gerber -	2022	92,896		195,074	40,776	328,746
Chief Executive Officer (3)	2021	-		-	-	-

Oded Bashan –	2022	95,163		299,730	-	394,893
Executive Chairman	2021	12,434		47,194	-	59,628

Aharon Klein-	2022	124,954		3,442	16,500	144,896
Chief Technology Officer	2021	145,525		50,637	18,000	214,162

Aharon Binur-	2022	126,528		48,553	51,180	226,262
Chief Development Officer	2021	103,797		68,574	33,820	206,191

Dr. Rom Eliaz, former	2022	111,038		7,795	51,321	170,153
Chief Executive Officer (4)	2021	82,750		99,115	38,077	219,942

1.	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 10.C to the Annual Report on Form 10-K for the year ended December 31, 2022.

2.	For 2022 and 2021, represents the compensation as described under the caption “All Other Compensation” below.

3.	Mr. Gerber as appointed Chief Executive Officer on May 2, 2022.

4.	Dr. Eliaz was appointed Chief Executive Officer on June 22, 2021 and resigned as Chief Executive Officer on August 31, 2022

All Other Compensation

The following table provides information regarding each component of compensation for fiscal years 2022 and 2021 included in the All Other Compensation column in the Summary Compensation Table above. Represents amounts paid in New Israeli Shekels (NIS) and converted at average exchange rates for the year.

Name	Year	Automobile and Related Expenses $ (1)	Social Benefits $ (2)	Total $
Moshe Gerber	2022	11,794	28,982	40,776
	2021	-	-	-

Aharon Klein	2022	16,500	-	16,500
	2021	18,000	-	18,000

Aharon Binur	2022	17,859	33,321	51,180
	2021	7,449	26,371	33,820

Dr. Rom Eliaz	2022	19,936	31,385	51,321
	2021	13,199	24,878	38,077

1.	Represents a leased automobile expenses.

2.	These are comprised of contributions by us to savings, health, severance, pension, disability and insurance plans generally provided in Israel, including health, education, managerial insurance funds, and redeemed vacation pay. This amount represents Israeli severance fund payments, managerial insurance funds, disability insurance, supplemental education fund contribution and social securities. See discussion below under “Narrative Disclosure to Summary Compensation Table.”

Outstanding Equity Awards at December 31, 2022

The following table sets forth information concerning equity awards held by each of our Named Executive Officers as of December 31, 2022

Name	Grant Date	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Moshe Gerber,	May 2, 2022	-	1,300,000	0.58	*

Oded Bashan	June 20,2021	240,000	-	0.32	*

Oded Bashan	December 30, 2022	600,000	600,000	0.58	*

Aharon Klein	June 20,2021	240,000	-	0.32	*

Aharon Binur	June 20,2021	105,000	195,000	0.32	*

Aharon Binur	November 14.2022	25,000	275,000	0.58	*

Dr. Rom Eliaz	June 20,2021	150,000	-	0.32	July 31, 2027

*	Options expiration date is ten (10) years from vesting

Narrative Disclosure to Summary Compensation Table

Our Board follows the following processes and procedures for the consideration and determination of executive and director compensation:

In establishing compensation amounts for executives, we seek to provide compensation that is competitive in light of current market conditions and industry practices. Accordingly, we will generally review market data, which is comprised of proxy-disclosed data from peer companies and information from nationally recognized published surveys for the biopharmaceutical industry, adjusted for size. The market data helps the committee gain perspective on the compensation levels and practices at the peer companies and to assess the relative competitiveness of the compensation paid to our executives. The market data thus guides us in its efforts to set executive compensation levels and program targets at competitive levels for comparable roles in the marketplace. We then considers other factors, such as the importance of each executive officer’s role to the Company, individual expertise, experience, performance, retention concerns and relevant compensation trends in the marketplace, in making its final compensation determinations.

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

Our equity award program is the primary vehicle for offering long-term incentives to our executives. We do not have any equity ownership guidelines for our executives, which is consistent with other pre-commercial biotechnology companies that use stock options as the long-term incentive vehicle. Further, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employment during the vesting period. We expect that our Board will continue to use annual equity awards to compensate our executive officers. We may also make additional discretionary grants, typically in connection with the promotion of an employee, to reward an employee, for retention purposes or in other circumstances as the Board deems appropriate.

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

Employment Agreements

Moshe Gerber. The Company’s subsidiary IR. Med, Ltd. (“IR-Med Ltd.”) entered into an Employment Agreement (the “Agreement”) setting forth the terms of his employment and compensation. Under the Agreement, Mr. Gerber is entitled to an annual salary of the current New Israeli Shekel equivalent of approximately $136,752, payable on monthly basis. Mr. Gerber is also provided with a leased automobile. Under the Agreement, Mr. Gerber is also entitled to the following: (i) Manager’s Insurance under Israeli law to which IR Med Ltd contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Mr. Gerber contributes an additional 6%) of each monthly salary payment, and (b) 7.5% of his salary (with Mr. Gerber contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. If Mr. Gerber’s employment is terminated by us without cause on or prior to the first anniversary of his employment, then we must pay Mr. Gerber (a) the accrued obligations earned through the date of termination, (b) a lump-sum payment of an amount equal to two month of his base salary at the time of his termination; if such termination occurs after such date, then we must pay to Mr. Gerber (a) the accrued obligations earned through the date of termination, (b) a lump-sum payment of an amount equal to three months of his base salary at the time of his termination. Under the Agreement, Mr. Gerber was awarded options under the Company’s employee stock option plan for 1,300,000 shares of the Company’s common stock at a per share price of $0.32, vesting as follows: 25% of the option shares (i.e., 325,000 options shares) vest on the first anniversary of employment and the balance in six bi-annual instalments of 162,500 shares, beginning the first instalment on the bi-annual period ending October 31, 2023 and thereafter at the end of each subsequent six months, provided that Mr. Gerber is then in our employ.

The agreement contains (i) customary confidentiality obligations which are not limited by the term of the agreement, (ii) certain non-compete provisions du ring the term of the agreement and twelve months thereafter and (iii) certain non-solicitation provisions during the term of the agreement and for one year thereafter.

Oded Bashan. On June 27, 2022, our subsidiary and IR-Med Ltd. and Bashanti LTD a company that owned by Oded Bashan entered into consulting agreement. The Agreement provides for a continuous term and may be terminated by either party at any time with at least 12 months prior written notice. Pursuance to this agreement, Mr. Bashan’s annual fee compensation is $144,000 plus VAT. On October 26, 2022 Mr. Bashan agreed to defer payment of his fee pending a capital raise. On December 12, 2022, Mr. Bashan was awarded options under the Company’s employee stock option plan for 1,200,000 shares of the Company’s common stock at a per share price of $0.58, of which 600,000 were vested upon grant and the balance vest at December 30, 2023, subject to his continued service. The options are exercisable through the tenth anniversary of grant.

Aharon Klein. On December 24, 2020, our subsidiary and IR-Med Ltd. and Mr. Klein entered into an amended and restated consulting agreement (the “Klein Service Agreement”) replacing a service agreement dated October 1, 2019 between IR-Med Ltd. and the Company). The Klein Service Agreement provides for a continuous term and may be terminated by either party at any time, provided that if Mr. Klein resigns, he shall provide at least 30 days’ prior written notice. Pursuance to this agreement, Mr. Klein’s annual fee compensation was increased to $144,000 plus VAT. On October 26, 2022 Mr. Klein agreed to defer payment of his fee pending a capital raise. In addition, Mr. Klein is eligible to receive an automobile allowance of $750 per month. If Mr. Klein’s employment is terminated (i) by us without cause or (ii) by him for any, then we must pay Mr. Klein (a) the accrued obligations earned through the date of termination, (b) a lump-sum payment of an amount equal to one month of his base salary at the time of his termination.

The agreement contains (i) customary confidentiality obligations which are not limited by the term of the agreement, (ii) certain non-compete provisions during the term of the agreement and twelve months thereafter and (iii) certain non-solicitation provisions during the term of the agreement and for one year thereafter. Mr. Klein also agreed to assign certain intellectual property rights to IR-Med Ltd.

Aharon Binur. On March 2, 2021, IR-Med, Ltd. and Aharon Binur entered into an employment agreement pursuant to which Mr. Binur oversees the development of our product candidates which are in various stages of development. Under the agreement with Mr. Binur, he is paid an annual salary of the current New Israeli Shekel equivalent of approximately $120,170, payable on monthly basis. IR-Med Ltd. is authorized to terminate the employment agreement for any reason subject to payment of two months’ salary. Under the terms of the employment agreement with him, Mr. Binur also receives Manager’s Insurance under Israeli law for his to which IR-Med Ltd contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Mr. Binur contributes an additional 6%) of each monthly salary and (b) 7.5% of his salary (with Mr. Binur contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Mr. Binur is also provided with a leased automobile. On June 20, 2021, Mr. Binur was awarded options under the Company’s employee stock option plan for 300,000 shares of the Company’s common stock at a per share price of $0.32, of which 15,000 were vested upon grant and the balance vest at the end of each calendar quarter at the rate of 15,000 shares per quarter, beginning with the quarter ended September 31, 2021, subject to his continued employment. The options are exercisable through the tenth anniversary of grant.

On November 14, 2022, Mr. Binur was awarded options under the Company’s employee stock option plan for 300,000 shares of the Company’s common stock at a per share price of $0.58, vest at the end of each calendar quarter at the rate of 25,000 shares per quarter, beginning with the quarter ended December 31, 2022, subject to his continued employment. The options are exercisable through the tenth anniversary of grant.

Dr. Rom Eliaz -On June 22, 2021, Dr. Rom Eliaz, and IR Med Ltd entered into an employment agreement providing for the employment of Dr. Eliaz as Chief Executive Officer (the “Eliaz Employment Agreement”). Under the Eliaz Employment Agreement, Dr. Eliaz is entitled to an annual salary of the current New Israeli Shekel equivalent of approximately $150,427, payable on a monthly basis. Mr. Eliaz is also provided with a leased automobile. Under the Eliaz Employment Agreement, Dr. Eliaz is also entitled to the following: (i) Manager’s Insurance under Israeli law for the benefit of Dr. Rom Eliaz pursuant to which IR-Med Ltd contributes amounts equal to (a) 8-1/3% for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Dr. Eliaz contributes an additional 6%) of each monthly salary payment, and (b) 7.5% of his salary (with Dr. Eliaz contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. The Eliaz Employment Agreement provides that his annual salary will be increased to the New Israeli Shekel equivalent of approximately $186,000 upon (i) the successful capital raise by the Company of at least $5.0 million in net proceeds, (ii) the successful completion of a prototype of the PressureSafe device, as determined by the Company’s board of directors and (iii) receipt by the Company of a letter of intent for the large scale commercial purchase/order of the PressureSafe device.

On April 25, 2022, Dr. Eliaz resigned from his position. In connection with his resignation, the Company agreed that Dr. Eliaz continued to receive his salary and benefits under his employment agreement through August 31, 2022. In addition, the Company agreed that Dr. Eliaz is entitled to the accelerated vesting of the next instalment of options (previously granted to in June 2021) which vested on June 30, 2022, for an aggregate total of options for 150,000 shares of the Company’s common stock and that such options may be exercised through the original exercise expiration date of July 31, 2027 at an exercise price per share of $0.32.

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

The following table sets forth the compensation that would have been received by each of our executive officers had they been terminated as of December 31, 2022.

Name	Salary $	Social benefits $	Total $
Moshe Gerber	23,881	9,636	33,517
Oded Bashan	-	-	-
Aharon Klein	6,000	-	6,000
Aharon Binur	20,986	5,541	26,527

Director Compensation

The following table sets forth for each non-employee director that served as a director during the year ended December 31, 2022:

Year Ended December 31, 2022

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Benefits ($)	All Other compensation ($)	Total ($)
Inna Martin			21,070	(5)				21,070
Ohad Bashan	10,909		3,442	(2)				14,351
David Lazar	7,100	-	8,808	(3)	-	-	-	15,908
Ron Mayron	12,981		22,855	(3) (4)	-	-	-	35,836

1.	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 1. C (Stock Based Compensation) to our financial statements, which are included in this Annual Report on Form 10-K.

2.	In respect of 240,000 options, all of which will vest as of June 30, 2022

3.	In respect of 240,000 options, all of which will vest as of December 31, 2022

4.	In respect of 160,000 options, all of which will vest as of September 30 2024

5.	In respect of 240,000 options, all of which will vest as of September 30 2024

Compensation Policy for Non-Employee Directors.

In January 2021, the Board of Directors adopted an updated compensation policy for non-employee directors which replaced the previous non-employee director compensation terms and which became effective January 2021. Under the policy, each director is to receive an annual cash compensation of $5,000 and $1,000 per meeting or $500 for a virtual meeting. On October 26, 2022 the board of directors decided to freeze compensation for non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 29, 2023 for (a) the executive officers named in the Summary Compensation Table of this proxy statement, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Under the rules of the SEC, a stockholder is deemed to be a beneficial owner of any security of which that stockholder has the right to acquire beneficial ownership in 60 days of March 29, 2023. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 68,808,970 shares of common stock outstanding on March 29, 2023.

Name and Address of Beneficial Owner	Number of Shares beneficially owned		Percentage Beneficially owned
5% or more shareholders
Yaakov Safren	5,706,120	(1)	8.13%
Paul Coulson	5,625,000	(2)	7.96%
Third Eye Investors LLC	4,687,500	(3)	6.66%
Isamar Margareten	8,721,307	(4)	11.97%
Officers and Directors
Oded Bashan	9,449,916	(5)	13.57%
Aharon Klein	8,099,110	(6)	11.73%
Yaniv Cohen	8,099,136	(7)	11.73%
Yoram Drucker	4,862,471	(8)	6.98%
Ron Mayron	260,000	(9)	*
Inna Martin	30,000	(9)	*
Ohad Bashan	240,000	(9)	*
Moshe Gerber	—		*
Aharon Binur	130,000	(9)	*
Sharon Levkoviz	251,978	(9)	*
Officers and Directors as a Group (10 persons)	31,422,611		43.73%

*	less than 1%
(1)	Includes 1,406,119 shares issuable upon the exercise of stock options.
(2)	Includes 1,875,000 shares issuable under a currently exercisable common stock warrant.
(3)	Yitzchak Rokonsky, of Third Eye Investors LLC (“Third Eye”) has sole voting and dispositive power over shares held by Third Eye. Includes1,562,500 shares issuable under a currently exercisable common stock warrant.
(4)	Includes 4,043,466 shares issuable under a currently exercisable common stock warrant.
(5)	Represents (i) 8,609,916 shares owned by Med2Bwell Ltd. (“Med2Bwell”), of which Mr. Bashan has sole voting and dispositive power and (ii) 840,000 shares of common stock issuable upon the exercise of stock options
(6)	Includes 240,000 shares issuable upon the exercise of stock options.
(7)	Includes240,000 shares issuable upon the exercise of stock options
(8)	Includes 812,471 shares issuable upon the exercise of stock options.
(9)	Represents shares of common stock issuable upon the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

Except as described below, there has not been, nor is there currently proposed, any transaction to which we are or were a party in which the amount involved exceeds the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

In 2015, our subsidiary IR-Med, Ltd received a loan from certain of the former IR-Med stockholders to fund its continuing operations. This loan bore interest at an annual rate ranging in 2022 and 2021, from 2.42%-2.45% annually. The aggregate loan amount was repayable only upon the approval of IR Med’s board of directors and when the Company’s profits reach an amount of NIS 1,500,000 (approximately $427,000 as of December 31, 2022) and upon such terms and such installments as shall be determined by the Company’s board of directors.

In 2017, our subsidiary IR Med, Ltd received a loan from certain of the former IR-Med stockholder to fund its continuing operations. This loan bear interest at an annual rate ranging in 2022 and 2021, from 2.42%-2.45% annually. The aggregate loan amount was repayable only upon the occurrence of an investment round greater than $500,000.

In March 2020, IR Med, Ltd and the lenders agreed to amend and restate the terms of the above referenced loans (“the Amended loan agreement”) pursuant to which the lender waived all rights to convert their respective outstanding loan amounts, and the repayment date was set to December 31, 2023, or such later date to be agreed between IR Med, Ltd and the lender. As of December 31, 2022 and 2021 the carrying amounts of these loans were $38 thousand and $41 thousand respectively.

On March 6, 2018, certain of IR. Med, Ltd.’s shareholders advanced to it a convertible bridge loan in the principal amount of NIS 379,000 ($113,000) (hereinafter, the “2018 CLA”), bearing a per annum interest rate of 3% compounded and accrued annually and, originally payable on December 31, 2018, or a later date agreed to by the then holders of 80% of the outstanding shares of IR Med Ltd. Under the terms of the 2018 CLA, the loan is convertible by the holders under certain specified circumstances and is automatically convertible upon other terms. In an Exit event (as deveined in the 2018 CLA), the loan is repayable at 200% the outstanding amount or converted, at the option of the majority lenders. In March 2020, the Company and the lenders agreed to amend and restate the 2018 CLA (“the Amended CLA”). According to the Amended CLA, the lenders waived any and all rights to convert their respective outstanding loan amounts, and the repayment date was set to December 31, 2023, or such later date to be agreed by IR Med and the lenders. In addition, in case of an Exit event, as described in the Amended CLA, the loan and all accrued interest will be fully repaid immediately following the exit event. As of December 31, 2022 and 2021, the carrying amounts of the loans were $124,000 and $136,000, respectively. The Company classified the 2018 CLA as a long term liability on its balance sheets.

For the years ended December 31, 2022 and 2021, the Company paid to two directors and one shareholder of the Parent Company an aggregate consideration of US$220 thousand and US$227 thousand, respectively, in respect of research and development services.

For the years ended December 31, 2022 and 2021 the Company paid to one shareholder of the Parent Company and his relative an aggregate consideration of US$111 thousand and US$ 60 thousand, respectively in respect consulting services.

For the years ended December 31, 2022 and 2021, the Company paid to four of the Company non-employee directors an aggregate consideration of US$130 thousand and US$ 54 thousand in respect of their services.

For the years ended December 31 2022 and 2021 the company paid to one director of the Parent Company and four of its officers, salary and related expenses totaled to US$651 thousand and US$ 374 thousand, respectively, in respect thereof.

For the years ended December 31, 2022 and 2021, the Company paid an annual amount of US$ 51 thousand to an entity controlled by two of the Company’s directors for rent and office services.

Following the adoption of the 2020 incentive stock plan (hereinafter the “Plan”) by the Company on December 23, 2020, and the adoption of the sub plan (the “Israeli appendix”) on April 29, 2021, the Parent Company granted during the years 2022 and 2021 to its directors, officers and shareholder 5,200,000 and 4,423,960, options to purchase shares of Common Stock respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Somekh Chaikin for the audit of the Company’s audited financial statements for the years ended December 31, 2022 and December 31, 2021 and fees billed for other services rendered by Somekh Chaikin during the period:

	2022	2021

Audit fees (1)	$79,500	$140,000
Audit-related fees (2)	-	-
Tax fees (3)	$1,400	$1,500
All other fees	-	-
Total:	$80,900	$141,500

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

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

e.	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
2.1	Stock Exchange Agreement dated as of December 24, 2021, by and among IR-Med, Inc., IR. Med Ltd. and the former stockholders of IR. Med Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
3.1	Amended and Restated Articles of Incorporation of IR-Med, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
3.4	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on October 28, 2021)
4.1	Specimen of Stock Certificate(incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
4.2	Description of Registered Securities
10.1	Convertible Bridge Loan Agreement dated March 6, 2018 among IR. Med Ltd. and the Lenders scheduled therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.2	Amendment to the Convertible Bridge Loan Agreement referred in Exhibit 10.3 dated as of March 31, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.3	Second Amendment to the Convertible Bridge Loan Agreement referred in Exhibit 10.3 dated as of July 20, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.4@	Loan Agreement between Yaniv Cohen and IR Med Ltd. dated January 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.5@	Loan Agreement between Aharon Klein and IR Med Ltd. dated January 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.6	Clarification to the agreements referred to Exhibits 10.4 and 10.5 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.7@	Form of Letter Engagement with Non-Employee Directors (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.8@	Form of Letter Agreement with Employee Director (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.9@	Amended and Restated Consulting Agreement dated as of December 24, 2020 between IR. Med Ltd and Aharon Klein (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.10@	Employment Agreement dated as of April 1, 2021 IR. Med. Ltd and Yoram Drucker (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.11@	Employment Agreement dated as of January, 2021 between IR. Med Ltd and Sharon Levkoviz (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.12@	Employment Agreement dated as of December 24, 2020 between IR. Med Ltd Limor Davidson Mund (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.13@	Settlement and Termination Agreement dated as of April 7, 2021 between IR. Med Ltd and Limor Davidson Mund (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.14@	Consulting Agreement dated November 19, 2019 between IR. Med Ltd and Yaniv Cohen (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.15@	Employment Agreement dated as March 2, 2021 between IR. Med Ltd. and Aharon Binur (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.16	Form of Securities Purchase Agreement, dated December 24, 2021, by and among IR-Med, Inc. and the Purchasers (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)

10.17	Form of Common Stock Purchase Warrants (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.18@	2020 Incentive Stock Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.19@	Form of Stock Option Award Agreement under the 2020 Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.20@	Employment Agreement dated as of June 22, 2021 between Dr. Rom Eliaz and IR-Med Ltd. (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
10.21@	Lease Agreement dated between IR Med Ltd. and Algaennovation Ltd. dated as of February 1 2020 [English Language Translation] (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
10.22	Amendment to Lease Agreement [English Language Translation] (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
10.23@	Employment agreement between IR-Med, Ltd. and Moshe Gerber dated as of May 22, 2022 (incorporated by reference as Exhibit 10.1 to the report on Form 8-K filed on May 2, 2022)
10.24	Distribution and License Agreement dated as of October 7, 2022 between IR-Med Ltd. and PI Prevention Care LLC (incorporated by reference as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2023 filed on November 14, 2022)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

@ Management Contract or Compensatory Plan Arrangement

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IR-MED, INC.

By:	/s/ Moshe Gerber
Moshe Gerber
Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2023

By:	/s/ Sharon Levkoviz
Sharon Levkoviz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oded Bashan	Chairman of the Board	March 29, 2023
Oded Bashan

/s/ Moshe Gerber	Chief Executive Officer	March 29, 2023
Moshe Gerber	(Principal Executive Officer)

/s/ Sharon Levkoviz	Chief Financial Officer	March 29, 2023
Sharon Levkoviz	(Principal Financial and Accounting Officer)

/s/ Aharon Klein	Chief Technology Officer, Director	March 29, 2023
Aharon Klein

/s/ Yoram Drucker	Director	March 29, 2023
Yoram Drucker

/s/ Ohad Bashan	Director	March 29, 2023
Ohad Bashan

/s/ Ron Mayron	Director	March 29, 2023
Ron Mayron

/s/ Yaniv Cohen	Director	March 29, 2023
Yaniv Cohen

/s/Inna Martin	Director	March 29, 2023
Inna Martin

IR-Med, INC.

and subsidiary

Consolidated Financial Statements

December 31, 2022

F-1

IR-Med Inc.

Consolidated Financial Statements as of December 31, 2022

Somekh Chaikin

KPMG Millennium Tower

17 Ha’arba’a Street, PO Box 609

Tel Aviv 61006, Israel

+972 3 684 8000

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IR Med, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IR-Med, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2O to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02).

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Tel Aviv, Israel

March 28, 2023

IR-Med Inc.

Consolidated Balance Sheets as of December 31

		2022	2021
	Note	US Dollars (In thousands)
Assets

Current assets
Cash and cash equivalents	3	3,002	2,815
Accounts receivable	4	55	67
Total current assets		3,057	2,882

Non-current assets
Long term restricted deposits	11	11	30
Right of use asset	6	155	-
Property and equipment, net	5	71	31
Total non-current assets		237	61

Total assets		3,294	2,943

Liabilities and stockholders’ equity

Current liabilities
Trade and other payables	7	500	395
Stockholders’ loans	8	162	-
Total current liabilities		662	395

Non-current liabilities
Long term lease liability	6	40	-
Stockholders’ loans	8	-	177
Total non-current liabilities		40	177

Total liabilities		702	572

Contingent liabilities and commitments	11
Stockholders’ equity	10
Common stock, par value $0.001 per share, 250,000,000 shares authorized: 68,808,970 and 64,601,649 issued and outstanding as of December 31, 2022 and 2021, respectively		68	64
Additional paid-in capital		12,454	7,503
Accumulated deficit		(9,930)	(5,196)

Total stockholders’ equity		2,592	2,371

Total liabilities and stockholders’ equity		3,294	2,943

The accompanying notes are an integral part of the consolidated financial statements.

IR-Med Inc.

Consolidated Statements of Operations

		For the year	For the year
		ended	ended
		December 31,	December 31,
		2022	2021
	Note	US Dollars (In thousands)

Research and development expenses	12	1,885	1,419

Marketing expenses	13	759	888

General and administrative expenses	14	2,118	1,368

Total operating loss		4,762	3,675

Financial expenses (income), net	15	(28)	41

Loss for the year		4,734	3,716

Loss per share

Basic and dilutive loss per common stock (in dollars)	16	(0.07)	(0.06)

The accompanying notes are an integral part of the consolidated financial statements.

IR-Med Inc.

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		Additional paid-in Capital	Accumulated deficit	Total
	Number of shares	US dollars (In Thousand)
Balance as of January 1, 2022	64,601,649	64	7,503	(5,196)	2,371
Stock-based compensation	88,000	*	1,330	-	1,330
Private placement of common stock and warrants, net	4,119,321	4	3,621	-	3,625
Loss for the year	-	-	-	(4,734)	(4,734)

Balance as of December 31, 2022	68,808,970	68	12,454	(9,930)	2,592

Balance as of January 1, 2021	53,586,023	54	2,827	(1,480)	1,401
Stock-based compensation	-	-	1,384	-	1,384
Private placement of common stock and warrants, net	11,015,626	10	3,292	-	3,302
Loss for the year	-	-	-	(3,716)	(3,716)

Balance as of December 31, 2021	64,601,649	64	7,503	(5,196)	2,371

(*)	Represents an amount less than US$ 1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

IR-Med Inc.

Consolidated Statements of Cash Flows

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2022	2021
	US Dollars (In thousands)
Cash flows from operating activities
Loss for the year	(4,734)	(3,716)

Adjustments to reconcile loss for the year to net cash used in operating activities:
Stock based compensation	1,330	1,339
Depreciation	10	5
Accrued financial expenses (income)	(28)	11
Decrease (increase) in accounts receivable	12	(38)
Increase (decrease) in trade and other payables	35	(83)

Net cash used in operating activities	(3,375)	(2,482)

Cash flows from investing activities
Purchase of property and equipment	(50)	(31)
Increase in long term deposit	(9)	(30)

Net cash used in investing activities	(59)	(61)

Cash flows from financing activities
Proceeds from private placement of common stock and warrants, net	3,625	3,491

Net cash provided by financing activities	3,625	3,491

Effect of exchange rate changes on cash	(4)	1

Net increase in cash and cash equivalents	187	949

Cash and cash equivalents as at the beginning of the year	2,815	1,866

Cash and cash equivalents as at the end of the year	3,002	2,815

Non-cash financing Activities:
Increase in right of use assets against lease liability	155	-
Increase in right of use assets against long term restricted deposits	19	-
Decrease in trade and other payables from grant of options	-	45

The accompanying notes are an integral part of the consolidated financial statements.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 1 - General

A.	Description of Business

IR-Med, Inc. (OTC QB: IRME, hereinafter: the “Parent Company”) was incorporated in Nevada in 2007. IR-Med Inc. was previously named International Display Advertising Inc. and changed its name to IR-Med, Inc. in January 2021.

The registered office of IR-Med, Inc. and the corporate headquarters and research facility of IR. Med Ltd. are located in Rosh Pina, Israel. The Parent Company and the Subsidiary are at times collectively referred to as the “Company”.

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

B.	Going Concern

The Company is in its development stage and does not expect to generate significant revenue until such time as the Company shall have completed the design and development of its initial product candidate and obtained the requisite approvals to market the product. During the year ended December 31, 2022, the Company has incurred losses of US$4,734 thousand and had a negative cash flow from operating activities of US$ 3,375 thousand. The accumulated deficit as of December 31, 2022 is US$ 9,930 thousand.

Management’s plans regarding these matters include continued development and marketing of its products, as well as seeking additional financing arrangements. Between April and July 2022, the Company raised $3,625 thousand from the private placement of its common stock at a per share price of $0.88 and warrants to purchase up to an additional shares of common stock at a per share exercise price of $1.10. Although management continues to pursue these plans, there is no assurance that the Company will be successful in raising the needed capital from revenues or financing on commercially acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans regarding these matters include continued development and marketing of its products, as well as seeking additional financing arrangements. As a result of the Company’s financial condition substantial doubt exists that the Company will be able to continue as a going concern for one year from the issuance date of this 2022 Annual Report

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies

A.	Basis of Presentation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”)

B.	Functional Currency

The Company finances its operations in U.S. dollars. While the majority of the Group’s operations are currently conducted in Israel, a significant part of the Company’s expenses is denominated and determined in U.S. dollars Future revenues are expected to be earned in US dollars. The Company’s management believes that the U.S. Dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional and reporting currency of the Company is the U.S. Dollar.

The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-Dollar transactions and balances have been re-measured to U.S. Dollars in accordance with Accounting Standards Codification (ASC) 830, “Foreign Currency Matters”, of the Financial Accounting Standards Board (“FASB”). All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

C.	Principles of Consolidation

The consolidated financial statements include the accounts of the Parent Company and its wholly owned Subsidiary, IR. Med Ltd. Intercompany transactions and balances have been eliminated in consolidation.

D.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions including fair value of share-based compensation. Actual results could differ from those estimates.

E.	Cash and Cash Equivalents

The Group considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at their carrying values, which approximates their fair values.

IR-Med, Inc.

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

Annual rates at depreciation are as follows:

%
Computers and electronics equipment	10-33
Laboratory equipment	15
Furniture and equipment	15
Leasehold improvements	10

G.	Research and Development Expenses

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

IR-Med, Inc.

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

The Company implements ASU 2018-07 “Improvement to Nonemployee Share-Based Payments Accounting.” This guidance simplifies the accounting for non-employee share-based payment transactions. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Group records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized.

The Group recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to an underpayment of income taxes as a component of income tax expense.

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

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (Cont’d)

M.	Employee benefits

Pension

The Company’s liability for severance pay for its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Those employees are entitled to one month’s salary for each year of employment or a portion thereof.

The Group has a defined deposit plan in respect of the Company’s obligation to pay the benefit component of provident funds as well as in respect of its employees to whom section 14 of the Dismissal Compensation Law applies. pursuant to the terms of Section 14 of the Israeli Severance Pay Law, 1963, according to which the current deposits in the pension fund and/or with the insurance company exempt the Company from any additional obligation to these employees for whom the said depository payments are made.

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

O.	Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, “Leases” (Topic 842), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease. However, unlike previous GAAP, which required only capital leases to be recognized on the balance sheet, the new guidance required both types of leases to be recognized on the balance sheet. The ASU is effective for the Company for annual periods beginning after December 15, 2021, with early adoption permitted. A modified retrospective transition approach is required in applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the entity must recast its comparative period financial statements and provide disclosures required by the new standard for the comparative periods.

The Company adopted the new standard on January 1, 2022, using the effective date as its date of initial application. Consequently, financial information was not updated and disclosures required under the new standard were not be provided for dates and periods before January 1, 2022.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (Cont’d)

O.	Leases (Cont’d)

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

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (Cont’d)

O.	Leases (Cont’d)

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

The Company recognizes the lease payments associated with its leases of motor vehicles as an expense on a straight-line basis over the lease term. Variable lease payments associated with these leases are recognized and presented in the same manner as for all other Company leases.

Note 3 - Cash and Cash Equivalents

	December 31	December 31
	2022	2021
	US Dollars (In thousands)

Cash - NIS	166	59
Cash - US dollars	2,836	2,756

	3,002	2,815

Note 4 - Accounts Receivable

	December 31	December 31
	2022	2021
	US Dollars (In thousands)

Prepaid expenses	12	1
Government institutions	40	63
Related parties	3	3

	55	67

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 5 – Property and Equipment, net

	December 31	December 31
	2022	2021
	US Dollars (In thousands)
Computers and electronics’ equipment	44	32
Laboratory equipment	18	-
Furniture and equipment	10	6
Leasehold improvement	19	3
	91	41

Less – accumulated depreciation	(20)	(10)

	71	31

Note 6 – Leases

The Company has six lease contracts for motor vehicles used in its operation, Leases of motor vehicles generally have lease terms of 3 years which are all classified as operating leases. The contracts expire on various dates, the latest of which is October 2024.

The above operating leases are included in “Right-of-use assets” on the Company’s Consolidated Balance sheets as of December 31, 2022 and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to pay lease payments are included in the current liabilities as “Lease liabilities” and in the non-current liabilities as “Long term lease liabilities” on the Company’s Consolidated Balance sheets as of December 31, 2022. Based on the present value of the lease payments for the remaining lease term of the Company’s existing lease agreements, the Company recognized operating right-of-use assets and operating lease liabilities of approximately US$ 170 thousand on January 1, 2022. The company uses its incremental borrowing yearly rate of 5.8% based on the information available at the commencement date to determine the present value of the lease payments.

During the year ended December 31, 2022, the Company recognized operation expenses of US$ 101 thousand from leases of motor vehicles.

During the year ended December 31, 2022, the Company recognized a decrease in right of use assets of US$ 15 thousand.

As of December 31, 2022, operating right-of-use asset was US$ 155 thousand, the operating lease liabilities were US$ 114 thousand.

Maturities of lease liabilities under noncancellable leases as of December 31, 2022, are as follows: (US dollars in thousands):

2023	80
2024	40
Total future minimum lease payments	120

Less imputed interest:	(6)

Present value of operating lease liabilities	114

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 7 - Trade and Other Payables

	December 31	December 31
	2022	2021
	US Dollars (In thousands)
Trade payables	65	58
Accrued expenses	132	140
Payroll and related	93	129
Advance from customer	50	-
Lease liability	74	-
Related Parties	83	65
Other	3	3

	500	395

Note 8 - Stockholders’ Loans

A.	In 2015, certain of the Company’s stockholders advanced loans to the Company to finance its ongoing operation (hereinafter: the “2015 Loans”). These loans bear interest at annual rate ranging in 2022 and 2021 from 2.42% to 2.45%. Under the original loan terms, the aggregate loan amount is payable to the lenders by the Company only upon the approval of the Company’s board of directors that the Company’s profits reached an amount of US$ 0.5 million and upon such terms and in such installments as shall be determined by the Company’s board of directors.

As of December 31, 2022, and 2021, the carrying amounts of the 2015 Loans were US$34 thousand and US$ 37 thousand, respectively.

In 2017, one of the Company’s shareholders provided the Company with a loan to finance its ongoing operation (hereinafter: the “2017 Loan”). This loan bears interest at annual rate ranging in 2022 and 2021 from 2.42% to 2.45% annually. Under the original loan terms, the aggregate loan amount are repayable by the Company upon the closing of an investment in the Company with proceeds greater than US$ 500 thousand.

In March 2020, the Company and the lender agreed to amend the terms of the 2017 Loan and the repayment date was set to December 31, 2023.

As of December 31, 2022, and 2021, the carrying amounts of the 2017 Loan were US$4 thousand.

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

IR-Med, Inc.

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

Financing expenses recorded in respect of the loan during 2022 and 2021 were US$5 thousand, yearly.

As of December 31, 2022 and 2021, the carrying amounts of the loans were US$124 thousand and US$ 136 thousand, respectively.

Note 9 – Warrants

A.	The November 2020 Private Placement includes issuance of additional warrants to investors. For more details, see also Note 11B.

B.	Between April and July 2022, the Company entered into a securities purchase agreement with six accredited investors providing for the issuance and sale to such investors of an aggregate of 4,119,321 shares of the Company’s Common Stock and warrants for an additional 4,119,321 shares of the Company’s Common Stock, exercisable through 2024, at a per share exercise price of $1.10. subject to certain limited adjustments.

The Company classified the warrant as equity.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 10 - Stockholders’ Equity

A.	Common Stock

As of December 31, 2022, the Company has 68,808,970 shares of Common Stock issued and outstanding.

Each share of IR-Med Inc.´s common stock entitles its holder to one vote and all shares rank equally as to voting and other matters.

Dividends may be declared and paid on the common stock from funds legally available therefor, if, as and when determined by the Board of Directors.

B.	Financing rounds

(I) During the first four months of 2021, the Company raised in the aggregate an additional $3,525,000 net of issuance cost of $223,000. According to the agreements, the Company shall issue to the Investors 5,507,813 units of its securities (hereinafter: “Unit” and collectively the “Units”) at a price per Unit of $0.64. Each Unit is comprised of two shares of IR-Med Inc.’s common stock and one warrant to purchase an additional share of IR-Med Inc.’s common stock, exercisable for a three-year period from the date of issuance at a per share exercise price of $0.64, subject to certain limited adjustments.

(II) Between April 2022 through July 2022, the Company entered into a securities purchase agreement with six accredited investors providing for the issuance and sale to such investors of an aggregate of 4,119,321 shares of the Company Common Stock and warrants for an additional 4,119,321 shares of the Company Common Stock, exercisable through 2024, at a per share exercise price of $1.10. subject to certain limited adjustments. The aggregate gross proceeds from the private placement were approximately $3,625,000.

C.	Share-based compensation

On December 23, 2020 the Group’s board of directors approved and the shareholders adopted a share-based compensation plan (“2020 Incentive Stock Plan”) for future grants by the Parent Company.

As of December 31, 2022, the Parent Company awarded to its employees and service providers options to purchase up to 13,943,842 shares of Common Stock, of which options for 8,687,842 shares were at an exercise price of US$ 0.32 per share, options for 4,576,000 shares were at an exercise price of US$ 0.58 per share, options for 480,000 shares were at an exercise price of US$ 0.01 per share and options for 200,000 shares were are an exercise price of $0.64 per share. As of December 31, 2022 options for 9,299,547 shares were vested and the remaining balance has a vesting period ranging between one to five years. The options are exercisable for periods ranging between three to ten years from the vesting date.

On August 15, 2022 the Parent Company entered into a consulting agreement for professional services. As part of this agreement, the parent company granted the consultant 88,000 shares at par value.

The grant was approved following the adoption of the 2020 incentive stock plan (hereinafter the “Plan”) by the Parent Company on December 23, 2020 and the adoption of the sub plan (the “Israeli appendix”) on April 29, 2021. The Group recorded in the statement of operations a non-cash expense of $1,330 thousands and $1,339 thousands during the years ended December 31, 2022 and 2021 respectively.

The stock-based compensation expenses for the years ended December 31, 2022 and 2021 were recognized in the statements of operations as follows;

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 10 - Stockholders’ Equity (Cont’d)

C.	Share-based compensation (Cont’d)

	December 31	December 31
	2022	2021
	US Dollars (In thousands)
Research and development expenses	111	250
Marketing expenses	472	470
General and administrative expenses.	747	619
	1,330	1,339

The Company will not be allowed to claim as an expense for tax purposes the amounts charged as stock-based compensation expenses.

The following table sets forth information about the weighted-average fair value of options granted to employees and service providers during the year period ended December 31, 2022, using the Black- Scholes-Merton option-pricing model and the weighted-average assumptions used for such grants:

	For the years ended
	December 31, 2022	December 31, 2021
Dividend yields (see (I) below)	0.0%	0.0%
Share price (in U.S. dollar) (see (II) below)	0.53,0.26	0.26
Expected volatility (see (III) below)	82.77%-142.57%	82.77%-142.57%
Risk-free interest rates (see (IV) below)	0.18%-4%	0.18%-1.7%
Expected life (in years) (see (V) below)	1.5-14.79	1.5-14.79

I.	The Group used 0% as its expected dividend yield, based on historic policies and future plans.

II.	The Parent-Company common stocks are quoted on the Over the Counter (“OTC”). However, the Group considers its share price as it is traded on OTC to not be an appropriate representation of fair value, since it is not traded on an active market. The Group determined that the market is inactive due to low level of activity of the Parent Company’s Common Stock, stale or non-current price quotes and price quotes that vary substantially either over time or among market makers. Consequently, the price of the Parent-Company’s Common Stock has been determined based on the April 2021 and July 2022 Private placement units of Common Stock and Warrants at a per unit purchase price of $0.64 and $0.88 respectively. In order to evaluate the price per share, the Warrant value has been deducted from the total unit price.

III.	As the Company is at its early stage of operation, there is not sufficient historical volatility for the expected term of the stock options. Therefore, the Group uses an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies which were selected based upon industry similarities.

IV.	The Group determined the risk-free interest rate by using a weighted-average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

V.	The expected life of the granted options was determined based on the estimated behavior of the grantees; since most of the grantees are executives, the Company assumed that the large majority of the options will be exercised prior to their expiration.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 11 - Contingent Liabilities and Commitments

A.	Israel Innovation Authority

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

As of December 31, 2022, the Company’s maximum possible future royalties commitment, subject to future sales of such products, and based on grants received from the IIA and not yet repaid is approximately $357 thousand (including interest in the amount of $30 thousand).

For the years ending December 31, 2022 and 2021 no additional IIA grants were obtained.

B.	Vehicle Leases

The Company has lease contracts for six motor vehicles used in its operations in Israel. Motor vehicle leases generally have lease terms of three years and require a deposit amount of three-monthly lease payment. As of December 31, 2022, the Company deposited an aggregate of NIS 83,520 (approximately US$ 24,000) in respect of the vehicle leases.

C.	Long term deposits

During 2021 the Company received a bank credit line in the amount of NIS 40,000 (Approximately US$ 11,000) and pledged a security in the same amount.

Note 12 - Research and Development Expenses

	For the year	For the year
	ended	ended
	December 31	December 31
	2022	2021
	US Dollars (In thousands)
Salaries and related expenses	789	300
Subcontractors	824	747
Materials	61	76
Stock based compensation expenses	111	250
Other expenses	100	46

Total research and development expenses	1,885	1,419

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 13 – Marketing Expenses

	For the year	For the year
	ended	ended
	December 31	December 31
	2022	2021
	US Dollars (In thousands)
Salaries and related expenses	88	106
Professional expenses	178	307
Other expenses	21	5
Stock based compensation expenses	472	470

Total marketing expenses	759	888

Note 14 - General and Administrative Expenses

	For the year	For the year
	ended	ended
	December 31	December 31
	2022	2021
	US Dollars (In thousands)
Salaries and related expenses	360	283
Professional expenses	792	341
Rent and Maintenance	84	51
Depreciation	10	5
Other expenses	125	69
Stock based compensation expenses	747	619

Total general and administrative expenses	2,118	1,368

Note 15 - Financial Expenses

	For the year	For the year
	ended	ended
	December 31	December 31
	2022	2021
	US Dollars (In thousands)

Interest expenses on loans	6	5
Exchange rate loss (gain)	(35)	35
Other	1	1

Total financial expenses (income), net	(28)	41

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 16 - Loss per share

The calculation of basic and diluted losses per share for the year ended on December 31, 2022 and 2021 was based on the losses attributable to the Company’s ordinary stockholders for the year divided by a weighted average number of ordinary shares outstanding. The calculation of basic and diluted losses per share for the

	For the year	For the year
	ended	ended
	December 31	December 31
	2022	2021

Loss attributable to shareholders ($ in thousands)	(4,734)	(3,716)

Weighted average number of ordinary shares:

Balance at beginning of year	64,601,649	53,586,023
Effect of shares issued during the year	2,976,085	9,524,741
Weighted-average shares – basic and dilutive as at end of year	67,577,734	63,110,764

Basic and dilutive loss per share ($)	(0.07)	(0.06)

As of December 31, 2022 and 2021, number of options and warrants which granted by the Group’s board of directors and not included in the loss per share computation because all such securities have an anti-dilutive effect for the year. Such securities totaled to 27,391,493 and 16,008,567 respectively.

Note 17 – Income Taxes

A.	Corporate income tax rate

a)	The income tax rates relevant to the Parent company in Nevada for the years 2022-2021 was 21%.

The tax rates relevant to the Subsidiary for the years 2022-2021 was 23%.

Current taxes for the reported periods are calculated according to the enacted tax rates presented above.

b)	Tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”);

The Israeli Investments Law applies to Preferred Income derived or accrued in 2011 and thereafter by a Preferred Company.

The law provides a uniform and reduced income tax rate for all the Subsidiary’s income entitled to the benefits (“Preferred Income”). Starting from tax year 2017, the tax rate on Preferred Income for a company operating in the same area as the Subsidiary is 7.5%, subject to terms as defined within the Investments law.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 17 – Income Taxes (Cont’d)

B.	Deferred tax assets

The following is a summary of the significant components of deferred tax assets:

	December 31	December 31
	2022	2021
	US Dollars (In thousands)

Operating loss carryforwards	1,118	677
Capitalized research and development costs	341	218
Payroll and related payables	4	6
Lease liability	26	-
Total deferred tax assets	1489	901

Right of use asset- deferred tax liability	(35)	-

Total deferred tax assets, net	1,454	901
Valuation allowance for deferred tax assets	(1,454)	(901)
Deferred tax assets, net of valuation allowance	-	-

As of December 31, 2022, and 2021, the Company has provided full valuation allowance of US$ 1,454 thousand and US$ 901 thousand against its deferred tax assets given that it is not more likely than not that it will generate sufficient income for tax purposes to utilize the available deferred tax assets.

C.	Accounting for uncertainty in income taxes

For the years ended December 31, 2022, 2021, the Company did not have any significant unrecognized tax benefits. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company accounts for interest and penalties related to an underpayment of income taxes as a component of income tax expense. For the years ended December 31, 2022, 2021, no interest and penalties related to income taxes have been accrued.

D.	Operating losses carry forwards and valuation allowances

As of December 31, 2022, and 2021, the Company had operating loss carryforwards in the amount of US$ 4,569 thousand and US$ 2,960 thousand, respectively. The parent company and its subsidiary can reduce future taxable income with no limitation to the period of use.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 17 – Income Taxes (Cont’d)

E.	Composition of loss from continuing operations before income taxes

	December 31	December 31
	2022	2021
	US Dollars (In thousands)
Loss from continuing operations before income taxes:
US	283	80
Israel	4,451	3,636
	4,734	3,716

F.	Income tax assessment

As of December 31, 2022, the Subsidiary has tax assessments that are considered as final in the Israel due to lapse of statute of limitation period, through tax year 2017. The Parent Company has not been assessed for income tax purposes in US since its inception and is open to examination by the IRS from the tax year 2019.

G.	Reconciliation of the statutory income tax expense (benefit) to actual income tax expense

Reconciliation between the theoretical income tax expense, assuming all income is taxed at the federal statutory income tax rate applicable to income of the Parent Company and the actual income tax expense as reported in the statements of operations is as follows:

	For the year	For the year
	ended	ended
	December 31	December 31
	2022	2021
	US Dollars (In thousands)

Loss before income taxes as reported in the statements of operations	(4,734)	(3,716)
Statutory tax rate	21%	21%

Theoretical income tax benefit on the above amount at the US federal statutory income tax rate	(994)	(780)
Additional tax (tax savings) in respect of:

Nondeductible expenses	332	308
Differences in tax rates between statutory tax and income tax of the Subsidiary*	(89)	(77)
Change in valuation allowance	553	580
Effect of currency exchange differences	121	-
Other	77	(31)

Actual taxes on income	-	-

(*)	The Subsidiary operates in Israel in a tax jurisdiction with a corporate income tax rate of 23%.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 17 – Income Taxes (Cont’d)

H.	Roll forward of valuation allowance

US Dollars (In thousands)

Balance at January 1, 2021	321
Income tax expense	580
Balance at December 31, 2021	901
Income tax expense	553

Balance at December 31, 2022	1,454

Note 18 - Related Parties Balances and Transactions

The Group’s related parties are seven directors, three officers, one shareholder and two entities controlled by three of the Company’s shareholders.

A.	Balances with related parties

	December 31	December 31
	2022	2021
	US Dollars (In thousands)

Assets

Other receivables	2	3

Liabilities

Payables	60	26
Accrued expenses	7	27
Payroll and related	16	12
Stockholders’ loans	162	177

B.	Transactions with related parties

	For the year	For the year
	ended	ended
	December 31	December 31
	2022	2021
	US Dollars (In thousands)

Subcontractors and professional expenses (1)	461	341
Salaries and related expenses (2)	651	374
stock based compensation (3)	1,105	794
Rent and Maintenance (4)	51	51
Interest expenses	6	5

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 18 - Related Parties Balances and Transactions (Cont’d)

(1)	For the years ended December 31, 2022 and 2021, the Company paid to two directors and one shareholder of the Parent Company an aggregate consideration of US$220 thousand and US$227 thousand, respectively, in respect of research and development services.

For the years ended December 31, 2022 and 2021, the Company paid to one shareholder of the Parent Company and his relative an aggregate consideration of US$111 thousand and US$ 60 thousand, respectively in respect consulting services.

For the years ended December 31, 2022 and 2021, the Company paid to four of the Parent Company non-employee directors an aggregate consideration of US$130 thousand and US$ 54 thousand in respect of their services.

(2)	For the years ended December 31, 2022 and 2021, the company paid to one director of the Parent Company and four of its officers, salary and related expenses totaled to US$651 thousand and US$ 374 thousand, respectively, in respect thereof.

(3)	Following the adoption of the 2020 incentive stock plan (hereinafter the “Plan”) by the Parent Company on December 23, 2020, and the adoption of the sub plan (the “Israeli appendix”) on April 29, 2021, the Parent Company granted during the years 2022 and 2021 to its directors, officers and shareholder 5,200,000 and 4,423,960, options to purchase shares of Common Stock (See also note 10-C). respectively.

(4)	For the years ended December 31, 2022 and 2021, the Company paid an yearly amount of US$ 51 thousand to entity controlled by two of the Company’s directors for rent and office services.

