Form 10-K/A
period 2022-12-31
IR-Med, Inc.
filed 2023-05-11
CIK 1839133

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

The registrant had 68,829,424 shares of common stock outstanding as of May 11, 2023. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was $76,264,209, as computed by reference to the closing price of $1.95 of such common stock on the OTC Markets on such date.

Explanatory Note

IR-Med, Inc. (the “Company”, “we” or “us”) is filing this Amendment No. 1 (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 29, 2023 (the “Original Form 10-K”). The purpose of this Amendment is solely to correct the disclosures to Item 9A. Controls and Procedures in response to a letter received by the Company from the Commission regarding said Item. Except for said Item, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-K in any way. This Amendment has not been updated to reflect events that occurred after March 29, 2023, the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

This Amendment includes Exhibits 31 and 32, new certifications by our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

No changes are hereby made to the registrant’s financial statements. Other than the change discussed above and the filing of the currently dated certifications to this Amendment, no changes have been made to the Original Form 10-K or the exhibits filed therewith. As such, this Amendment should be read in conjunction with the Original Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance level, as further described below.

In order to address the previously disclosed material weaknesses, from the beginning of the fourth quarter of 2021, management introduced internal control and review procedures including the hiring in November 2021 of a Sarbanes and Oxley (SOX) experienced advisor in order to remediate the material weaknesses in internal controls referred. Commencing in January 2022, the SOX experienced advisor conducted a thorough review of the Company’s internal control systems, including its policies and procedures, as well as the effectiveness of its control environment. As part of this process, the Company developed and implemented a new process for monitoring and reviewing its financial transactions, which includes increased documentation and oversight by management. The Company further implemented additional, new controls relating to the access authorizations to its financial systems, including (among others) improved password management and multi-factor authentication. Toward the end of the review and remedation process during the fourth quarter of 2022, the Company’s internal key controls were tested by the SOX advisor based on best practices of internal controls over financial reporting (ICFR) testing. Since the Company determined that it can view its quarterly controls as effective following two quarters in which the controls were actually applied effectively, the third quarter of 2022 was the first quarter in which the controls worked effectively, and the 2022 year end was the second. Following this process and based on the evaluation of its disclosure controls and procedures, management concluded that, as of December 31, 2022, its disclosure controls and procedures were effective. Management believes that due to the foregoing, as of December 31, 2022, the Company has remediated the material weakness previously identified.

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

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with GAAP. Our accounting policies and internal controls over financial reporting, established and maintained by management, are under the general oversight of the Board’s audit committee.

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2022. Management concluded that our internal control over financial reporting was effective as of December 31, 2022 based on updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10K for the year ended December 31, 2021 and in subsequent reports we identified a material weakness in our internal control over financial reporting. As defined in Regulation 12b-2 under the Securities Exchange Act of 1934, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. The deficiency in our internal control over financial reporting was due to the applied risk-based approach which is indicative of many small companies with limited number of staff in corporate functions which have insufficient segregation of duties and insufficient controls over period end financial disclosure and reporting processes.

Subsequently, the following had occurred in order to remediate the material weakness: In November 2021 we engaged with Sarbanes Oxley (SOX) advisor. Commencing January 2022 the (SOX) experienced advisor conducted a thorough review of our internal control systems, including our policies and procedures, as well as the effectiveness of our control environment. Based on a thorough review of our internal control systems, including our policies and procedures, we have identified several areas where we determined that our internal controls needed to be strengthened. Specifically, we have developed and implemented a new system for monitoring and reviewing our financial transactions, which includes increased documentation and oversight by management. We have also implemented new controls around access to our financial systems, including improved password management and multi-factor authentication. At the end of the process during the fourth quarter of 2022 our internal controls systems were tested by the SOX expert. Management believes that due to the foregoing, as of December 31, 2022, it has remediated the material weakness previously identified.

Except as noted above, during the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 11, 2023

By:	/s/ Sharon Levkoviz
Sharon Levkoviz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: May 11, 2023

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

