Form 10-Q
period 2023-03-31
IR-Med, Inc.
filed 2023-05-15
CIK 1839133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2023; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission File Number: 000-56492

IR-Med, Inc.

(Exact name of registrant as specified in its charter)

Nevada	84-4516398
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ZHR Industrial Zone Rosh Pina Israel
(Address of principal executive offices)	Zip Code

+ 972-4-655-5054

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2023, there were outstanding 68,829,424 shares of the registrant’s common stock, par value $0.001 per share.

IR-MED, INC.

Form 10-Q

March 31, 2023

IR-Med ..Inc

Interim Unaudited Condensed Consolidated Balance Sheets

	March 31 2023	December 31 2022
	U.S dollars (in thousands)
Assets

Current assets
Cash and cash equivalents	2,103	3,002
Accounts receivable	56	55
Total current assets	2,159	3,057

Non- current assets
Long term restricted deposit	11	11
Operating lease right of use assets	136	155
Property and equipment, net	67	71
Total non-current assets	214	237

Total assets	2,373	3,294

Liabilities and Stockholders’ equity

Current liabilities
Trade and other payables	468	500
Stockholders’ loans	159	162
Total current liabilities	627	662

Non-current liabilities
Long term lease liability	26	40
Total liabilities	653	702

Stockholders’ Equity
Common Stock, par value $0.001 per share, 250,000,000, shares authorized. as of March 31, 2023 and December 31, 2022; 68,829,424 and 68,808,970 shares issued, respectively.	68	68
Additional paid-in capital	12,932	12,454
Accumulated deficit	(11,280)	(9,930)
Total Stockholders’ equity	1,720	2,592

Total liabilities and stockholders’ equity	2,373	3,294

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

IR-Med ..Inc

Interim Unaudited Condensed Consolidated Statements of Operations

	For the three-month period ended March 31
	2023	2022
	U.S dollars (in thousands)
Research and development expenses	605	477

Marketing expenses	172	51

General and administrative expenses	575	325

Total operating loss	1,352	853

Financial income, net	(2)	(4)

Loss for the period	1,350	849

Basic and dilutive loss per common stock (in dollars)	(0.020)	(0.013)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

IR-Med ..Inc

Interim Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
	U.S dollars (in thousands)
For the three-month period ended March 31, 2023

Balance as of January 1, 2023	68,808,970	68	12,454	(9,930)	2,592

Stock-based compensation	20,454	*	478	-	478
Loss for the period	-	-	-	(1,350)	(1,350)

Balance as of March 31, 2023	68,829,424	68	12,932	(11,280)	1,720

(*)	Represents an amount less than US$ 1 thousand

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
	U.S dollars (in thousands)
For the three-month period ended March 31, 2022

Balance as of January 1, 2022	64,601,649	64	7,503	(5,196)	2,371

Stock-based compensation	-	-	53		53
Loss for the period	-	-	-	(849)	(849)

Balance as of March 31, 2022	64,601,649	64	7,556	(6,045)	1,575

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

IR-Med ..Inc

Interim Unaudited Condensed Consolidated Statements of Cash Flows

	For the three-month period ended
	March 31	March 31
	2023	2022
	U.S dollars (in thousands)

Cash flows from operating activities
Loss for the period	(1,350)	(849)

Adjustments to reconcile loss for the period to net cash
used in operating activities:
Stock based compensation	478	53
Depreciation	4	3
Accrued financial income	(6)	(2)
Increase in accounts receivable	(1)	(80)
(Decrease) increase in trade and other payables	(25)	121

Net cash used in operating activities	(900)	(754)

Cash flows from investing activities
Purchase of property and equipment	-	(11)
increase in long term deposit	-	(9)

Net cash used in investing activities	-	(20)

Effect of exchange rate changes on cash and cash equivalents	1	(2)

Net Decrease in cash and cash equivalents	(899)	(776)

Cash and cash equivalents as at the beginning of the period	3,002	2,815

Cash and cash equivalents as at the end of the period	2,103	2,039
Supplemental disclosure of cash flow information:
Non-cash transactions:
(Decrease) increase in non-current assets from recording of rights of use assets	-	160
Increase (decrease) in non-current liabilities from recording of liability of lease agreements	-	(160)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

IR-Med ..Inc

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

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

The Company is in its development stage and does not expect to generate significant revenue until such time as the Company shall have completed the design and development of its initial product candidate and obtained the requisite approvals to market the product. During the three months ended March 31, 2023, the Company has incurred losses of US$1,350 thousand and had a negative cash flow from operating activities of US$ 900 thousand. The accumulated deficit as of March 31, 2023 is US$ 11,280 thousand.

Management’s plans regarding these matters include continued development and marketing of its products, as well as seeking additional financing arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in raising the needed capital from revenues or financing on commercially acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans regarding these matters include continued development and marketing of its products, as well as seeking additional financing arrangements. As a result of the Company’s financial condition, substantial doubt exists that the Company will be able to continue as a going concern for one year from the issuance date of this first quarter of 2023 Report.

IR-Med Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 2 - Interim Unaudited Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on for the year ended December 31, 2022.

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Use of Estimates:

The preparation of financial statements in conformity with U.S GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions including fair value of warrants and the share-based compensation. Actual results could differ from those estimates.

Note 3 - Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report for the year ended December 31, 2022.

Note 4 - Stock options plan

On December 23, 2020 the Group’s board of directors approved and the shareholders adopted a share-based compensation plan (“2020 Incentive Stock Plan”) for future grants by the Parent Company.

As of March 31, 2023, the Parent Company awarded to its employees and service providers options to purchase up to 14,143,842 shares of Common Stock, of which options for 8,687,842 shares were at an exercise price of US$ 0.32 per share, options for 4,776,000 shares were at an exercise price of US$ 0.58 per share, options for 480,000 shares were at an exercise price of US$ 0.01 per share and options for 200,000 shares

IR-Med Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 4 - Stock options plan (Cont’d)

were at an exercise price of $0.64 per share. As of March 31, 2023 options for 9,494,372 shares were vested and the remaining balance has a vesting period ranging between one to three years. The options are exercisable for periods ranging between three to ten years from the vesting date.

The grant was approved following the adoption of the 2020 incentive stock plan (hereinafter the “Plan”) by the Parent Company on December 23, 2020 and the adoption of the sub plan (the “Israeli appendix”) on April 29, 2021. The Group recorded in the statement of operations a non-cash expense of $478 thousands and $53 thousands during the three months ended March 31, 2023 and 2022 respectively.

The stock-based compensation expenses for the three months ended March 31, 2023 and 2022 were recognized in the statements of operations as follows;

	For the three-month period ended
	March 31, 2023	March 31, 2022
	US Dollars (In thousands)

Research and development expenses	45	21
Marketing expenses	159	-
General and administrative expenses	274	32
	478	53

The following table sets forth information about the weighted-average fair value of options granted to employees and service providers during the three month periods ended March 31, 2023 and 2022, using the Black- Scholes-Merton option-pricing model and the weighted-average assumptions used for such grants:

	For the three-month period ended
	March 31, 2023	March 31, 2022

Dividend yields (see (I) below)	0.0%	0.0%
Share price (in U.S. dollar) (see (II) below)	0.53	0.26
Expected volatility (see (III) below)	114.29% - 95.37%	82.77% - 142.57%
Risk-free interest rates (see (IV) below)	3.61% - 4%	0.18% - 1.7%
Expected life (in years) (see (V) below)	5 - 14.79	1.5 - 14.79

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 4 - Stock options plan (Cont’d)

I.	The Group used 0% as its expected dividend yield, based on historic policies and future plans.

II.	The Parent-Company’s common stocks are quoted on the Over the Counter (“OTC”). However, the Group considers its share price as it is traded on OTC to not be an appropriate representation of fair value, since it is not traded on an active market. The Group determined that the market is inactive due to low level of activity of the Parent Company’s Common Stock, stale or non-current price quotes and price quotes that vary substantially either over time or among market makers. Consequently, the price of the Parent-Company’s Common Stock has been determined based on the April 2021 and July 2022 Private placement units of Common Stock and Warrants at a per unit purchase price of $0.64 and $0.88 respectively. In order to evaluate the price per share, the Warrant value has been deducted from the total unit price.

III.	As the Company is at its early stage of operation, there is not sufficient historical volatility for the expected term of the stock options. Therefore, the Group uses an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies which were selected based upon industry similarities.

IV.	The Group determined the risk-free interest rate by using a weighted-average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

V.	The expected life of the granted options was determined based on the estimated behavior of the grantees; since most of the grantees are executives, the Company assumed that the large majority of the options will be exercised prior to their expiration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission, or the SEC, on March 29, 2023. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “IR-Med” mean IR-Med, Inc.. and our wholly-owned subsidiary IR. Med Ltd. unless otherwise indicated or as otherwise required by the context.

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

We have completed the development of the first generation PressureSafe prototype in the second quarter of 2022. In June 2022, IR Med. Ltd., our wholly owned subsidiary, entered into a study agreement with Beit Rivka, a Large Geriatric Hospital in Israel associated with Clalit, the largest Health Maintenance Organization (HMO) in Israel, to conduct a usability study of Pressuresafe. In August 2022, IR Med. Ltd., entered into an agreement with an Israeli boutique industrial design company specializing in the design of medical devices and diagnostic products servicing a broad array of companies, including large multinational companies, for the design of the PressureSafe device in its advanced configuration, which incorporates preliminary results from a usability study currently being performed in Israel, including feedback from healthcare professionals. In February 2023, our subsidiary IR-Med Ltd. entered into an agreement with Rabin Medical Center (RMC) in Israel to perform a usability study, as an additional study center to the current study that we have been performing at Beit-Rivka, a large geriatrics hospital in Israel. The agreement is to conduct a usability study of our proprietary and patent protected “PressureSafe” device, which we plan to launch as a decision support system (DSS) tool for care givers in Hospitals, Nursing homes and Home-Care companies.

We are currently working on completing the development of the commercial version of the PressureSafe device, planned to be launched during 2023, pending FDA clearance.

Distribution Agreement

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

The target markets for our PressureSafe device are relevant Health care setting (i.e., hospitals, senior care facilities, home care companies etc.), nursing homes and a growing segment of long terms home care givers. Towards that end, in third quarter of 2022, we began preparations in anticipation of commercialization of PressureSafe in the United States during 2023, pending regulatory approvals.

Once we receive the appropriate sales approvals, we expect the marketing will be done with local partners who have the relevant abilities and connections per each territory the company will ask to sell the products at. Since each country has its own specific healthcare system, a local partner (one or more) will be chosen to address the specific market needs- in terms of regulation, technical support and so on. Pricing will be determined by the local partner, taking in account all overhead expected costs, regulation requirements and reimbursement methods.

Nobiotics’ target users will be pediatricians, family doctors and Ear, Nose and Throat (ENT) doctors. The distribution of the Nobiotics is expected to be carried out by companies who are suppling devices and disposables to the target audience.

In both the PressureSafe and the Nobiotics devices, the revenue stream is expected to be generated mainly from the disposables and PSaaS (PressureSafe solution as a service) that are needed for the proper operation of the device, while the device itself likely be given under lease agreements. It is envisioned that the disposable component will be mass produced.

It is expected that market penetration for Nobiotics will be achieved through OEM agreements with one of several large medical device companies, already selling to the target market. At the current time, we have no commitments from any such distributors or OEM partners.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

	For the three months ended March 31,
	2023	2022
	U.S dollars (in thousands)

Research and development expenses	605	477
Marketing expenses	172	51
General and administrative expenses	575	325
Total operating expenses	1,352	853

Financial income, net	(2)	(4)

Loss for the period	1,350	849

Revenues. During the three-month period ended March 31, 2023 and 2022, we did not recorded any revenues from operation.

Research and Development Expenses- Research and development expenses consist of salaries and related expenses, consulting fees, service providers’, costs, and overhead expenses. Research and development expenses increased from $ 477,000 during the three months ended March 31, 2022 to $605,000 during the corresponding three month period in 2023. The increase in 2023 period resulted primarily from the recruitment of employees, increased use of third party contractors for further research and development activities, the performance of usability studies for our PressureSafe device and non-cash expenses recorded respecting stock based compensation to employees and service providers.

Marketing Expenses – Marketing expenses consist primarily of salaries and professional services. Marketing expenses increased from $51,000 during the three months ended March 31, 2022 to $172,000 during the corresponding three month period in 2023. The increase in marketing expenses resulted primarily from non-cash expenses attributable to stock-based compensation to service providers.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses such as legal and accounting related expenses. General and Administrative expense increased from $325,000 during the three months ended March 31, 2022 to $575,000 in the corresponding three-months period in 2023. The increase in general and administrative expenses resulted primarily from non-cash expenses attributable to stock-based compensation to our directors, officers and service providers.

Loss. Loss for the three months ended March 31, 2023 was $1,350,000 compared to $849,000 for the corresponding three month period in 2023. The increase in net loss is primarily attributable to non-cash expenses attributable to stock-based compensation to directors, officers and service providers, utilization of third party contractors for further research and development activities and the conduct of usability studies for our PressureSafe device.

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

From inception, we have funded our operations from a combination of loans and sales of equity instruments. In 2021 and 2022, we raised aggregate gross proceeds of $5,830,000 and $3,625,000, respectively, from sales of our equity and equity linked securities.

As of March 31, 2023, we had $2,103,000 in cash resources and approximately $653,000 of liabilities, including of $627,000 of current liabilities from operations.

The following table provides a summary of operating, investing, and financing cash flows for the three months ended March 31, 2023 (in thousands):

	For the three months ended
	March 31, 2023	March 31, 2022
	US Dollars (In thousands)
Net cash used in operating activities	(900)	(754)
Net cash used in investing activities	-	(20)

We have experienced operating losses since inception and had a total accumulated deficit of $11,280,000 as of March 31, 2023. We expect to incur additional costs and will require additional capital to realize our business plans. These losses have resulted in significant cash used in operations. During the three months ended March 31, 2023 and 2022, our cash used in operations was approximately $900,000 and $754,000, respectively. We need to continue and intensify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes, and pursue FDA clearance and international regulatory approvals. As we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

We need to obtain additional funding in order to pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

For the three months ended March 31, 2023 and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations, as well as to explore additional avenues to increase revenues and reduce expenditures. We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance level, as further described below.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 29, 2023, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS

Exhibit Index:

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

IR-Med, Inc.

(Registrant)

By:	/s/ Moshe Gerber	By:	/s/ Sharon Levkoviz
	Moshe Gerber		Sharon Levkoviz
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 15, 2023	Date:	May 15, 2023

