Form 10-Q
period 2023-06-30
IR-Med, Inc.
filed 2023-08-14
CIK 1839133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2023

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission File Number: 000-56492

IR-Med, Inc.

(Exact name of registrant as specified in its charter)

Nevada	84-4516398
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ZHR Industrial Zone Rosh Pina Israel	1231400
(Address of principal executive offices)	Zip Code

+ 972-4-655-5054

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	IRME	OTCQB

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

As of August 14, 2023, there were outstanding 69,829,424 shares of the registrant’s common stock, par value $0.001 per share.

IR-MED, INC.

Form 10-Q

June 30, 2023

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Balance Sheets

	June 30 2023	December 31 2022
	U.S dollars (in thousands)

Assets

Current assets
Cash and cash equivalents	2,336	3,002
Accounts receivable	99	55
Total current assets	2,435	3,057

Non- current assets
Long term restricted deposit	11	11
Operating lease right of use assets	118	155
Property and equipment, net	58	71
Total non-current assets	187	237

Total assets	2,622	3,294

Liabilities and Stockholders’ equity

Current liabilities
Trade and other payables	445	500
Stockholders’ loans	156	162
Total current liabilities	601	662

Non-current liabilities
Long term lease liability	13	40
Total non-current liabilities	13	40

Total liabilities	614	702

Stockholders’ Equity
Common Stock, par value $0.001 per share, 250,000,000, shares authorized. 69,829,424 and 68,808,970 shares issued as of June 30, 2023, and December 31, 2022, respectively.	69	68
Additional paid-in capital	14,328	12,454
Accumulated deficit	(12,389)	(9,930)
Total Stockholders’ equity	2,008	2,592
Total liabilities and stockholders’ equity	2,622	3,294

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Operations

	For the three-months period ended June 30		For the six-months period ended June 30
	2023	2022	2023	2022
	U.S dollars (in thousands)

Research and development expenses	496	412	1,101	889

Marketing expenses	162	130	334	181

General and administrative expenses	442	429	1,017	754

Total operating loss	1,100	971	2,452	1,824

Financial expenses (income), net	9	(32)	7	(36)

Loss for the period	1,109	939	2,459	1,788

Basic and dilutive loss per common stock (in dollars)	(0.02)	(0.01)	(0.04)	(0.03)

Weighted average number of ordinary shares	69,029,424	68,238,013	68,919,197	66,419,831

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the six-months period ended June 30, 2023

Balance as of January 1, 2023	68,808,970	68	12,454	(9,930)	2,592

Private placement of common stock and warrants.	1,000,000	1	999	-	1,000
Stock-based compensation	20,454	*	875		875
Loss for the period	-	-	-	(2,459)	(2,459)

Balance as of June 30, 2023	69,829,424	69	14,328	(12,389)	2,008

(*)	Represents an amount less than US$ 1 thousand

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the six-months period ended June 30, 2022

Balance as of January 1, 2022	64,601,649	64	7,503	(5,196)	2,371

Private placement of common stock and warrants.	3,636,364	4	3196	-	3,200
Stock-based compensation	-	-	102	-	102
Loss for the period	-	-	-	(1,788)	(1,788)

Balance as of June 30, 2022	68,238,013	68	10,801	(6,984)	3,885

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Cash Flows

	For the six-months period ended
	June 30	June 30
	2023	2022
	U.S dollars (in thousands)

Cash flows from operating activities
Loss for the period	(2,459)	(1,788)

Adjustments to reconcile loss for the period to net cash used in operating activities:
Stock based compensation	875	102
Depreciation	13	6
Accrued financial income	(11)	(41)
Increase in accounts receivable	(44)	(102)
Decrease in trade and other payables	(41)	(97)

Net cash used in operating activities	(1,667)	(1,920)

Cash flows from investing activities
Purchase of property and equipment	-	(36)
Investment in restricted deposit	-	(9)

Net cash used in investing activities	-	(45)

Cash flows from financing activities
Proceeds from private placement of common stock and warrants.(see also note 1.B)	1,000	3,200

Net cash provided by financing activities	1,000	3,200

Effect of exchange rate changes on cash and cash equivalents	1	8

Net (decrease) increase in cash and cash equivalents	(666)	1,243

Cash and cash equivalents as at the beginning of the period	3,002	2,815

Cash and cash equivalents as at the end of the period	2,336	4,058

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

IR-Med, Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 1 - General

A.	Description of Business

IR-Med, Inc. (OTC QB: IRME, hereinafter: the “Company”) was incorporated in Nevada in 2007 and is a holding company. It also operates through IR. Med Ltd., the Company’s wholly owned subsidiary (the “Subsidiary”).

The registered office of IR-Med, Inc. and the corporate headquarters and research facility of the Subsidiary are located in Rosh Pina, Israel.

The Company is a development stage medical device company developing its technology through its Subsidiary and is utilizing Infra-Red light spectroscopy (IR), combined with an Artificial Intelligence (AI) technology platform, to develop non-invasive devices for various medical indications, by detecting and measuring various biomarkers and molecules in the blood and in human tissue in real-time. The initial product candidates which are currently in various stages of development are non-invasive, user friendly and designed to address the medical needs of large and growing target patient groups by offering earlier and more accurate information for detection, which is expected to reduce healthcare expenses, reduce widespread reliance on antibiotics administration, and other interventional options, and optimize the delivery of targeted medical services and, as a result, improve the efficacy and safety of administered treatments.

B.	Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company is in its development stage and does not expect to generate significant revenue until such time as the Company shall have completed the design and development of its initial product candidate and obtained the requisite approvals to market its products. During the six months ended June 30, 2023, the Company has incurred losses of $2,459 thousand and had a negative cash flow from operating activities of $1,667 thousand. The accumulated deficit as of June 30, 2023 is $12,389 thousand.

Management’s plans regarding these matters include continued development and marketing of the Company’s products, as well as seeking additional financing arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in raising the needed capital from revenues or financing on commercially acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 12, 2023, the Company entered into a subscription agreement with one investor pursuant to which the Company issued 1,000,000 shares of its common stock at a per share price of $1.00, and warrants to purchase up to an additional 1,000,000 shares of common stock at a per share exercise price of $1.40 and expire on the third anniversary from the date of issuance of the warrant to the holder. The Company is entitled to accelerate the warrant exercise period for all or a part of the then outstanding warrants by written notice to the holders if the publicly traded price of the Company’s common stock equals or exceeds $2.50 per share (which amount may be adjusted for certain capital events, such as stock splits, as described herein) and the corresponding average daily trading volume during such period shall equal or exceed 75,000 shares, in each case for the preceding forty (40) consecutive trading days. The Company received aggregate gross proceeds of $1,000,000 from this financing.

As a result of the Company’s financial condition, substantial doubt exists that the Company will be able to continue as a going concern for one year from the issuance date of these financial statements.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

IR-Med, Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 2 - Interim Unaudited Financial Information

The accompanying interim unaudited financial statements of the Company (the “Interim Financial Statements”) have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the three and six months period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Interim Financial Statements, and the reported amounts of expenses during the reporting period. Significant items are subject to such estimates and assumptions including fair value of warrants and the share-based compensation. Actual results could differ from those estimates.

Note 3 - Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s 2022 Annual Report.

Note 4 - Stock options plan

On December 23, 2020, the Company’s board of directors approved, and the shareholders adopted, a share-based compensation plan (the “2020 Incentive Stock Plan”) for future grants by the Company to officers, directors, employees and consultants.

As of June 30, 2023, the Company awarded to its employees and service providers options to purchase up to 13,513,176 shares of common stock, of which options for 7,821,176 shares were at an exercise price of US$ 0.32 per share, options for 5,012,000 shares were at an exercise price of US$ 0.58 per share, options for 480,000 shares were at an exercise price of US$ 0.01 per share and options for 200,000 shares were at an exercise price of $0.64 per share.

As of June 30, 2023, options for 10,128,530 shares were vested and the remaining balance has a vesting period ranging between one to three years. The options are exercisable for periods ranging between three to ten years from the vesting date.

The aforementioned grants were approved following the adoption of the 2020 Incentive Stock Plan and the adoption of the sub plan (the “Israeli appendix”) on April 29, 2021. The Company recorded in the statement of operations a non-cash expense of $ 875 thousands and $102 thousands during the six months ended June 30, 2023 and 2022, respectively.

IR-Med, Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 4 - Stock options plan (cont’d)

The stock-based compensation expenses for the three and six months ended June 30, 2023 and 2022 were recognized in the statements of operations as follows:

	For the three-months period ended June 30		For the six-months period ended June 30
	2023	2022	2023	2022
	U.S dollars (in thousands)

Research and development expenses	38	26	83	47

Marketing expenses	154	-	313	-

General and administrative expenses	205	23	479	55

	397	49	875	102

The following table sets forth information about the weighted-average fair value of options granted to employees and service providers during the six month periods ended June 30, 2023 and 2022, using the Black- Scholes-Merton option-pricing model and the weighted-average assumptions used for such grants:

	For the six-month period ended
	June 30, 2023	June 30, 2022

Dividend yields (see (I) below)	0.0%	0.0%
Share price (in U.S. dollar) (see (II) below)	0.53	0.26-0.53
Expected volatility (see (III) below)	114.29% - 95.37%	82.77% - 142.57%
Risk-free interest rates (see (IV) below)	3.61% - 4%	0.17% - 2.63%
Expected life (in years) (see (V) below)	5 - 14.79	1.5 - 14.79

I.	The Company used 0% as its expected dividend yield, based on historic policies and future plans.

II.	The Company’s common stocks are quoted on the OTCQB. However, the Company considers its share price as it is traded on OTCQB to not be an appropriate representation of fair value, since it is not traded on an active market. The Company determined that the market is inactive due to low level of activity of the Company’s common stock, stale or non-current price quotes and price quotes that vary substantially either over time or among market makers. Consequently, the price of the Company’s common stock has been determined based on private placement equity offerings conducted in April 2021 and July 2022, consisting of units comprised of shares of common stock and warrants, at a per unit purchase price of $0.64 and $0.88, respectively. In order to evaluate the price per share, the warrant value has been deducted from the total unit price.

IR-Med, Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

III.	As the Company is at its early stage of operation, there is not sufficient historical volatility for the expected term of the stock options. Therefore, the Company uses an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies which were selected based upon industry similarities.

IV.	The Company determined the risk-free interest rate by using a weighted-average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of the grant.

V.	The expected life of the granted options was determined based on the estimated behavior of the grantees; since most of the grantees are executives, the Company assumed that the large majority of the options will be exercised prior to their expiration.

Note 5 - Commitments and contingencies

On May 29, 2023, a lawsuit was filed against the Company, the Subsidiary and Mr. Aharon Klein, a Company Director and the Company’s Chief Technology Officer in the Tel Aviv District Court of Israel, by an individual who provided, on s part time basis, certain consulting services to the Subsidiary between October 2015 through October 2016, prior to the acquisition of the Subsidiary by the Company. The suit alleges breach of contract by the defendants based on non-payment of amounts purportedly owed to the plaintiff in respect of the services rendered, including the market value of the Company’s common stock that the plaintiff alleges should have been issued to him in respect of services. The suit seeks declaratory judgment that the defendants breached certain agreements with the plaintiff and claimed damages in the aggregate amount of approximately $2.1 million based on the current exchange rate between the U.S. Dollar and the Israeli NIS.

The Company records a provision in its financial statements to the extent that it concludes that a contingent liability is probable, and the amount thereof is reasonably estimable. Based upon the status of the case described above, management’s assessments of the likelihood of damages, and the advice of counsel, no provisions have been made regarding the matter disclosed in this note. Litigation outcomes and contingencies are unpredictable, and excessive verdicts can occur. Accordingly, management’s assessments involve complex judgments about future events and often rely heavily on estimates and assumptions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission, or the SEC, on March 29, 2023. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “IR-Med” mean IR-Med, Inc. and our wholly-owned subsidiary IR. Med Ltd. unless otherwise indicated or as otherwise required by the context.

Overview

We are a development stage medical device company that is developing non-invasive devices for various medical indications, by detecting and measuring various biomarkers and molecules in the blood and in human tissue in real-time, allowing healthcare professionals to detect and measure different molecules in the blood and in human tissue in real-time without any invasive procedures. Our initial product candidates are currently in various stages of development.

Our initial product under development, PressureSafe, is a handheld optical monitoring device that is being developed to support early detection of pressure injuries to the skin and underlying tissue, regardless of skin tone. The device, which is calibrated personally to each patient’s skin, has a disposable tip, and detects pressure injuries, which are primarily caused by prolonged pressure associated with bed confinement. Our skin-device-interphase development of personalized medical devices allows high accuracy readings from the human body in a non-invasive method, which may provide caregivers the optimal decision support-system (DSS) that is needed in cases where uncertainties disturb physicians in their decision processes. We plan to launch PressureSafe as a decision support system (DSS) tool for care givers in hospitals, nursing homes and home-care companies.

We are also in the preliminary stage of research and development of an innovative otoscope, Nobiotics, to support physicians with an immediate indication as to whether mid-ear infection (Otitis Media), a common malady in children, is of a bacterial origin and thus requiring antibiotic treatment, or of a viral origin and consequently does not require antibiotic treatment.

Our technology platform utilizes Artificial Intelligence (AI). AI is a broad term generally used to describe conditions where a machine mimics “cognitive” functions associated with human intelligence, such as “learning” and “problem solving. Basic AI includes machine learning, where a machine uses algorithms to parse data, learn from it, and then suggest a determination or prediction about a given phenomenon. The machine is “trained” using large amounts of data and algorithms that provide it with the ability to learn how to perform various tasks.

The global diagnostics market is driven in large by solutions that can be applied in healthcare settings, as these tools will drive decisions regarding specific treatments and the associated outlays. However, despite advances in medical imaging and other diagnostic tools, misdiagnosis remains a common occurrence.

Our initial focus is on the development of decision support system (DSS) solutions utilizing our proprietary platform for the pre-emptive diagnosis of pressure injuries and of mid-ear infections detection. Our current business plan focuses on two principal medical devices currently in development:

1. PressureSafe — a handheld optical monitoring device that is being developed to support early detection of pressure injuries to the skin and underlying tissue, primarily caused by prolonged pressure associated with bed confinement; and

2. Nobiotics, an innovative otoscope, being designed to support physicians with an immediate indication as to whether mid-ear infection (Otitis Media), a common malady in children, is of a bacterial origin and thus requiring antibiotic treatment, or of a viral origin and does not require antibiotic treatment.

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

In February 2023, our subsidiary IR-Med Ltd. entered into an agreement with Rabin Medical Center in Israel to perform a usability study, as an additional study center to the current study that we have been performing at Beit-Rivka, a large geriatrics hospital in Israel. The agreement is to conduct a usability study of our proprietary and patent protected “PressureSafe” device, which we plan to launch as a decision support system (DSS) tool for care givers in Hospitals, Nursing homes and Home-Care companies.

On July 17, 2023, we published our interim report of usability study performed in Israel in leading medical centers with the following results. In that study, PressureSafe demonstrated very high efficacy in noninvasively detecting the presence and absence of pressure injuries below the skin’s surface. PressureSafe accurately detected the presence of a pressure injury in 96% of cases. In addition, PressureSafe correctly determined no wound was present in 91% of cases. The study was conducted at two medical centers owned by Clalit, the world’s second largest health maintenance organization (HMO) and the largest in Israel, Beit Rivka Hospital and Rabin Medical Center both in Petah Tikva, where 370 PressureSafe scans were performed on 25 patients who had Stage 1 pressure injuries or deep tissue injuries. No device related safety issues were reported in the total of 44 patients evaluated for safety.

We are currently working on completing the development of the commercial version of the PressureSafe device, planned to be launched during 2024, following registration and listing under the U.S. Food and Drug Administration (“FDA”).

June 2023 Financing

On June 12, 2023, we entered into a subscription agreement with one investor pursuant to which we issued 1,000,000 shares of our common stock at a per share price of $1.00 and warrants to purchase up to an additional 1,000,000 shares of common stock at a per share exercise price of $1.40. We are entitled to accelerate the warrant exercise period for all or a part of the then outstanding warrant by written notice to the holder if the publicly traded price of our common stock equals or exceeds $2.50 per share (which amount may be adjusted for certain capital events, such as stock splits, as described herein) and the corresponding average daily trading volume during such period shall equal or exceed 75,000 shares, in each case for the preceding forty (40) consecutive trading days. We received aggregate gross proceeds of $1,000,000 from this financing.

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

Our research and development costs are comprised of:

● internal recurring costs, such as personnel-related costs (salaries, employee benefits, equity compensation and other costs), materials and supplies, facilities and maintenance costs attributable to research and development functions; and

● fees paid to external parties who provide us with contract services, such as preclinical testing, manufacturing, related testing, and clinical trial activities.

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

Results of Operations

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

Revenues. During the six-month period ended June 30, 2023 and 2022, we did not record any revenues from operation.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, consulting fees, service provider costs, and overhead expenses. Research and development expenses increased from $889,000 during the six months ended June 30, 2022 to $1,101,000 during the corresponding six month period in 2023. The increase in the 2023 period resulted primarily from increased use of third-party contractors for further research and development activities, the performance of usability studies for our PressureSafe device and non-cash expenses recorded relating to stock based compensation to employees.

Marketing Expenses. Marketing expenses consist primarily of salaries and professional services. Marketing expenses increased from $181,000 during the six months ended June 30, 2022 to $334,000 during the corresponding six month period in 2023. The increase in marketing expenses resulted primarily from non-cash expenses attributable to stock-based compensation to service providers. This increase was partially offset by the decrease in the use of third-party consultants.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses, such as legal and accounting related expenses. General and administrative expenses increased from $754,000 during the six months ended June 30, 2022 to $1,017,000 in the corresponding six months period in 2023. The increase in general and administrative expenses resulted primarily from non-cash expenses attributable to stock-based compensation to our directors, officers, and service providers. This increase was partially offset by a reduction in professional services.

Loss. Loss for the six months ended June 30, 2022 was $1,788,000 compared to $2,459,000 for the corresponding six month period in 2023. The increase in net loss is primarily attributable to the increase in non-cash expenses due to stock-based compensation to directors, officers and service providers, utilization of third party contractors for further research and development activities and the conduct of usability studies for our PressureSafe device. These increases were partially offset by the reduction in professional services of marketing and general and administrative activities.

.

	For the six months ended June 30,
	2023	2022
	U.S. dollars (in thousands)

Research and development expenses	1,101	889
Marketing expenses	334	181
General and administrative expenses	1,017	754
Total operating expenses	2,452	1,824

Financial expenses (income), net	7	(36)

Loss for the period	2,459	1,788

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

Revenues. During the three-month period ended June 30, 2023 and 2022, we did not record any revenues from operation.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, consulting fees, service provider costs, and overhead expenses. Research and development expenses increased from $ 412,000 during the three months ended June 30, 2022 to $496,000 during the corresponding three month period in 2023. The increase in the 2023 period resulted primarily from increased use of third-party contractors for further research and development activities, the performance of usability studies for our PressureSafe device and non-cash expenses recorded related to stock-based compensation to employees.

Marketing Expenses. Marketing expenses consist primarily of salaries and professional services. Marketing expenses increased from $130,000 during the three months ended June 30, 2022 to $162,000 during the corresponding three month period in 2023. The increase in marketing expenses resulted primarily from non-cash expenses attributable to stock-based compensation to service providers. This increase was partially offset by the decrease in the use of third-party consultants.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses, such as legal and accounting related expenses. General and administrative expenses increased from $429,000 during the three months ended June 30, 2022 to $442,000 in the corresponding three month period in 2023. The increase in general and administrative expenses resulted primarily from non-cash expenses attributable to stock-based compensation to our directors, officers, and service providers. This increase was partially offset by a reduction in professional services.

Loss. Loss for the three months ended June 30, 2022 was $939,000 compared to $1,109,000 for the corresponding three month period in 2023. The increase in net loss is primarily attributable to non-cash expenses due to stock-based compensation to directors, officers and service providers, utilization of third party contractors for further research and development activities and the conduct of usability studies for our PressureSafe device. These increases were partially offset by the reduction in professional services of marketing and general and administrative activities.

	For the three months ended June 30,
	2023	2022
	U.S. dollars (in thousands)

Research and development expenses	496	412
Marketing expenses	162	130
General and administrative expenses	442	429
Total operating expenses	1,100	971

Financial expenses (income)32, net	9	(32)

Loss for the period	1,109	939

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

From inception, we have funded our operations from a combination of loans and sales of equity instruments. In 2021 and 2022, we raised aggregate gross proceeds of $5,830,000 and $3,625,000, respectively, from sales of our equity and equity linked securities. In addition, on June 12, 2023, we raised aggregate gross proceeds of $1,000,000 from sales of our shares of common stock and warrants to purchase shares of common stock.

As of June 30, 2023, we had $2,336,000 in cash resources and approximately $614,000 of liabilities, including $601,000 of current liabilities from operations.

The following table provides a summary of operating, investing, and financing cash flows for the six months ended June 30, 2023 (in thousands):

	For the six months ended
	June 30, 2023	June 30, 2022
	U.S. Dollars (In thousands)
Net cash used in operating activities	(1,667)	(1,920)
Net cash used in investing activities	-	(45)
Net cash provided by financing activities	1,000	3,200

We have experienced operating losses since inception and had a total accumulated deficit of $12,435,000 as of June 30, 2023. We expect to incur additional costs and will require additional capital to realize our business plans. These losses have resulted from significant cash expenditures used in operations. During the six months ended June 30, 2023 and 2022, our cash used in operations was approximately $1,667,000 and $1,920,000 , respectively. As we continue to conduct our business activities, we expect that the cash needed to fund our operations will increase significantly over the next several years, as we will need to continue and intensify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes, and pursue FDA clearance and international regulatory approvals.

We need to obtain additional funding in order to pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents will enable us to fund our operations and capital expenditure requirements through the first quarter of 2024 . Our requirements for additional capital during this period will depend on many factors, including the following:

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

For the six months ended June 30, 2023, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations, as well as to explore additional avenues to increase revenues and reduce expenditures. We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to the often-volatile nature of financial markets, equity and debt financing may be difficult to obtain.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by § 229.10(f)(1), we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that the information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal Chief Executive Officer and principal Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance level, as further described below.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 29, 2023, a lawsuit was filed against the Company, the Subsidiary and Mr. Aharon Klein, a Company Director and the Company’s Chief Technology Officer in the Tel Aviv District Court of Israel by an individual who provided, on a part time basis, certain consulting services to the Subsidiary between October 2015 through October 2016, prior to the acquisition of the Subsidiary by the Company. The lawsuit alleges breach of contract by the defendants based on non-payment of amounts purportedly owed to the plaintiff in respect of the services rendered, including the market value of the Company’s common stock that the plaintiff alleges should have been issued to him in respect of his services. The suit seeks declaratory judgment that the defendants breached certain agreements with the plaintiff and claimed damages in the aggregate amount of approximately $2.1 million based on the current exchange rate between the U.S. Dollar and the Israeli NIS.

The Company believes that the allegations are baseless and without merit. The Company intends to vigorously defend its rights.

Other than as set forth above, the Company is not currently involved in any legal proceedings. However, from time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On June 12, 2023, we entered into a subscription agreement with one investor pursuant to which we issued 1,000,000 shares of our common stock at a per share price of $1.00 and warrants to purchase up to an additional 1,000,000 shares of common stock at a per share exercise price of $1.40. We are entitled to accelerate the warrant exercise period for all or a part of the then outstanding warrant by written notice to the holder if the publicly traded price of our common stock equals or exceeds $2.50 per share (which amount may be adjusted for certain capital events, such as stock splits, as described herein) and the corresponding average daily trading volume during such period shall equal or exceed 75,000 shares, in each case for the preceding forty (40) consecutive trading days. We received aggregate gross proceeds of $1,000,000 from this financing. We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) for the foregoing transaction under Section 4(a)(2) of the Securities Act.

ITEM 5. OTHER INFORMATION:

On August 13, 2023, our Board of Directors ratified our bylaws, as initially adopted on December 24, 2020, to clarify Section 4, “Removal and Registration” of the Bylaws, to correct the scrivener’s error in the numeral percent of the affirmative vote that is required for the removal of for any director, or the entire Board of Directors, from office.

ITEM 6. EXHIBITS

Exhibit Index:

3.1	Composite Copy of the Company’s Bylaws as amended on August 13, 2023.

3.2	Composite Copy (marked) of the Company’s Bylaws as amended on August 13, 2023.

4.1	Form of June 2023 Warrant

10.1	Termination and Settlement Agreement, dated as of May 22, 2023, by and among IR-Med, Inc., IR. Med Ltd. and Moshe Gerber (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 24, 2023)

10.2	Form of 2023 Subscription Agreement

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101. INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IR-Med, Inc.

(Registrant)

By:	/s/ Oded Bashan	By:	/s/ Sharon Levkoviz
	Oded Bashan		Sharon Levkoviz
	Interim Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 14, 2023	Date:	August 14, 2023

