Form 10-Q
period 2023-09-30
IR-Med, Inc.
filed 2023-11-14
CIK 1839133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2023

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

As of November 14, 2023, there were outstanding 69,924,240 shares of the registrant’s common stock, par value $0.001 per share.

IR-MED, INC.

Form 10-Q

September 30, 2023

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Balance Sheets

	September 30 2023	December 31 2022
	U.S dollars (in thousands)

Assets

Current assets
Cash and cash equivalents	1,524	3,002
Accounts receivable	83	55
Total current assets	1,607	3,057

Non- current assets
Long term restricted deposit	11	11
Operating lease right of use assets	100	155
Property and equipment, net	55	71
Total non-current assets	166	237

Total assets	1,773	3,294

Liabilities and stockholders’ equity

Current liabilities
Trade and other payables	407	500
Stockholders’ loans	152	162
Total current liabilities	559	662

Non-current liabilities
Long term lease liability	2	40
Total non-current liabilities	2	40

Total liabilities	561	702

Stockholders’ Equity
Common stock, par value $0.001 per share, 250,000,000, shares authorized. 69,873,424 and 68,808,970 shares issued as of September 30, 2023, and December 31, 2022, respectively.	69	68
Additional paid-in capital	14,711	12,454
Accumulated deficit	(13,568)	(9,930)
Total stockholders’ equity	1,212	2,592
Total liabilities and stockholders’ equity	1,773	3,294

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Operations

	For the three-month period ended September 30		For the nine-month period ended September 30
	2023	2022	2023	2022
	U.S dollars (in thousands)

Research and development expenses	469	468	1,570	1,357

Marketing expenses	297	24	631	205

General and administrative expenses	431	384	1,448	1,138

Total operating loss	1,197	876	3,649	2,700

Financial income, net	(18)	(20)	(11)	(56)

Loss for the period	1,179	856	3,638	2,644

Basic and dilutive loss per common stock (in dollars)	(0.02)	(0.01)	(0.05)	(0.04)

Weighted average number of ordinary shares	68,836,598	68,720,970	69,233,573	67,186,877

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the nine-month period ended September 30, 2023

Balance as of January 1, 2023	68,808,970	68	12,454	(9,930)	2,592

Private placement of common stock and warrants.	1,000,000	1	999	-	1,000
Stock-based compensation	64,454		1,258		1,258
Loss for the period	-	-	-	(3,638)	(3,638)

Balance as of September 30, 2023	69,873,424	69	14,711	(13,568)	1,212

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the nine-month period ended September 30, 2022

Balance as of January 1, 2022	64,601,649	64	7,503	(5,196)	2,371
Private placement of common stock and warrants, net	4,119,321	4	3,621	-	3,625
Stock-based compensation	-	-	226	-	226
Loss for the period	-	-	-	(2,644)	(2,644)

Balance as of September 30, 2022	68,720,970	68	11,350	(7,840)	3,578

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the three-month period ended September 30, 2023

Balance as of July 1, 2023	69,829,424	69	14,328	(12,389)	2,008

Stock-based compensation	44,000	-	383	-	383
Loss for the period	-	-	-	(1,179)	(1,179)

Balance as of September 30, 2023	69,873,424	69	14,711	(13,568)	1,212

(*) Represents an amount less than US$ 1 thousand

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the three-month period ended September 30, 2022

Balance as of July 1, 2022	68,238,013	68	10,801	(6,984)	3,885

Private placement of common stock and warrants, net	482,957	*	425		425
Stock-based compensation	-	-	124	-	124
Loss for the period	-	-	-	(856)	(856)

Balance as of September 30, 2022	68,720,970	68	11,350	(7,840)	3,578

(*)	Represents an amount less than US$ 1 thousand

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine-month period ended
	September 30	September 30
	2023	2022
	U.S dollars (in thousands)

Cash flows from operating activities
Loss for the period	(3,638)	(2,644)

Adjustments to reconcile loss for the period to net cash used in operating activities:
Stock based compensation	1,258	226
Depreciation	17	10
Accrued financial income	(11)	(18)
Increase in accounts receivable	(28)	(16)
Decrease in trade and other payables	(76)	(154)

Net cash used in operating activities	(2,478)	(2,596)

Cash flows from investing activities
Purchase of property and equipment	(1)	(48)
Investment in restricted deposit	-	(9)

Net cash used in investing activities	(1)	(57)

Cash flows from financing activities
Proceeds from private placement of common stock and warrants, net (see also note 1.B)	1,000	3,625

Net cash provided by financing activities	1,000	3,625

Effect of exchange rate changes on cash and cash equivalents	1	(1)

Net (decrease) increase in cash and cash equivalents	(1,478)	971

Cash and cash equivalents as at the beginning of the period	3,002	2,815

Cash and cash equivalents as at the end of the period	1,524	3,786

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

The Company is a development stage medical device. company developing its technology through its Subsidiary and is utilizing Infra-Red light spectroscopy (IR), combined with an Artificial Intelligence (AI) technology platform, to develop non-invasive devices for various medical indications, by detecting and measuring various biomarkers and molecules in the blood and in human tissue in real-time. The initial product candidates which are currently in various stages of development are non-invasive, user friendly and designed to address the medical needs of large and growing target patient groups by offering earlier and more accurate information for detection, which is expected to reduce healthcare expenses, reduce widespread reliance on antibiotics administration, and other interventional options, and optimize the delivery of targeted medical services and, as a result, improve the efficacy and safety of administered treatments.

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

The Company is in its development stage and does not expect to generate significant revenue until such time as the Company shall have completed the design and development of its initial product candidate and obtained the requisite approvals to market its products. During the nine months ended September 30, 2023, the Company has incurred losses of $ 3,638 thousand and had a negative cash flow from operating activities of $2,478 thousand. The accumulated deficit as of September 30, 2023, is $13,568 thousand.

Management’s plans regarding these matters include continued development and marketing of the Company’s products, as well as seeking additional financing arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in raising the needed capital from revenues or financing on commercially acceptable terms. See also note 6 to these financial statements regarding the Iron Swords War (as defined herein) which has caused additional difficulties in management’s efforts to seek additional financing arrangements.

On June 12, 2023, the Company entered into a subscription agreement with one investor pursuant to which the Company issued 1,000,000 shares of its common stock at a per share price of $1.00, and warrants to purchase up to an additional 1,000,000 shares of common stock at a per share exercise price of $1.40. The warrants expire on the third anniversary from the date of issuance of the warrant to the holder. The Company is entitled to accelerate the warrant exercise period for all or a part of the then outstanding warrants by written notice to the holders if the publicly traded price of the Company’s common stock equals or exceeds $2.50 per share (which amount may be adjusted for certain capital events, such as stock splits, as described herein) and the corresponding average daily trading volume during such period shall equal or exceed 75,000 shares, in each case for the preceding forty (40) consecutive trading days. The Company received aggregate proceeds of $1,000,000 from this financing.

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

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the three and nine months period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Interim Financial Statements, and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include fair value of warrants and the share-based compensation. Actual results could differ from those estimates.

Note 3 – Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s 2022 Annual Report.

Note 4 – Stock options plan

On December 23, 2020, the Company’s board of directors approved, and the shareholders adopted, a share-based compensation plan (the “2020 Incentive Stock Plan”) for future grants by the Company to officers, directors, employees and consultants.

As of September 30, 2023, the Company awarded to its employees and service providers options to purchase up to 15,744,175 shares of common stock, of which options for 7,821,175 shares were at an exercise price of $0.32 per share, options for 7,243,000 shares were at an exercise price of $ 0.58 per share, options for 480,000 shares were at an exercise price of $0.01 per share and options for 200,000 shares were at an exercise price of $0.64 per share.

As of September 30, 2023, options for 11,601,688 shares were vested and the remaining balance has a vesting period ranging between one to four years. The options are exercisable for periods ranging between three to ten years from the vesting date.

The aforementioned grants were approved following the adoption of the 2020 Incentive Stock Plan and the adoption of the sub plan (the “Israeli appendix”) on April 29, 2021. The Company recorded in the statement of operations a non-cash expense of $1,258 thousand and $226 thousand during the nine months ended September 30, 2023 and 2022, respectively.

The stock-based compensation expenses for the three and nine months ended September 30, 2023 and 2022 were recognized in the statements of operations as follows:

	For the three-month period ended September 30		For the nine-month period ended September 30
	2023	2022	2023	2022
	U.S dollars (in thousands)

Research and development expenses	36	18	119	65

Marketing expenses	173	-	486	-

General and administrative expenses	174	106	653	161

	383	124	1,258	226

Note 4 - Stock options plan (cont’d)

The following table sets forth information about the weighted-average fair value of options granted to employees and service providers during the nine month periods ended September 30, 2023 and 2022, using the Black- Scholes-Merton option-pricing model and the weighted-average assumptions used for such grants:

For the nine-month period ended
	September 30, 2023	September 30, 2022

Dividend yields (see (I) below)	0.0%	0.0%
Share price (in U.S. dollar) (see (II) below)	0.53-0.64	0.26-0.53
Expected volatility (see (III) below)	116% - 95.37%	82.77% - 142.57%
Risk-free interest rates (see (IV) below)	3.61% - 4.16%	0.17% - 2.63%
Expected life (in years) (see (V) below)	5 - 14.79	1.5 - 14.79

I.	The Company used 0% as its expected dividend yield, based on historic policies and future plans.

II	The Company’s common stocks are quoted on the OTCQB. However, the Company considers its share price as it is traded on OTCQB to not be an appropriate representation of fair value, since it is not traded on an active market. The Company determined that the market is inactive due to low level of activity of the Company’s common stock, stale or non-current price quotes and price quotes that vary substantially either over time or among market makers. Consequently, the price of the Company’s common stock has been determined based on private placement equity offerings conducted in April 2021 , July 2022 and June 2023 consisting of units comprised of shares of common stock and warrants, at a per unit purchase price of $0.64, $0.88 and $1 respectively. In order to evaluate the price per share, the warrant value has been deducted from the total unit price.

III	As the Company is at its early stage of operation, there is not sufficient historical volatility for the expected term of the stock options. Therefore, the Company uses an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies which were selected based upon industry similarities.

IV.	The Company determined the risk-free interest rate by using a weighted-average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of the grant.

V.	The expected life of the granted options was determined based on the estimated behavior of the grantees; since most of the grantees are executives, the Company assumed that the large majority of the options will be exercised prior to their expiration.

IR-Med, Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

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

Note 6 - Subsequent events

Following the brutal attacks on Israel, the mobilization of army reserves and the Israeli Government declaring a state of war (the “Iron Swords War”) in October 2023, there has been a decrease in Israel’s economic and business activity. The security situation has led, inter alia, to a disruption in the chain of supply and production, a decrease in the volume of national transportation, a shortage in manpower as well as a decrease in the value of financial assets and a rise in the exchange rate of foreign currencies in relation to the shekel.

At this time, the Company has assessed, on the basis of the information it has as at the date of approval of these financial statements, that the current events and the escalation in security in Israel, may have a material effect on the business plans of the Company in the short term. As a result of the movement and work restrictions in Israel, the Company has begun operating on a limited scale, and most of the Company’s employees have been instructed to work from home. These restrictions and the shortage in manpower may cause delays in the Company’s research and development activities and in its marketing efforts. In addition, the situation has brought further difficulties in management’s efforts to seek additional financing arrangements. Since this is an event that is not under the control of the Company, and matters such as the fighting continuing or stopping may affect the Company’s assessments, as at the reporting date the Company is unable to assess the extent of the effect of the Iron Swords War on its business activities and on the business activities of its subsidiaries, and on their medium and long term results. The Company is continuing to regularly follow developments on the matter and will continue to examine the effects on its operations and the value of its assets.

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

On September 26, 2023, we announced that we signed a Clinical Trial Agreement with the Methodist Healthcare System of San Antonio to conduct a useability study titled “Safety and Efficacy of the PressureSafe Device for Early Detection of Pressure Injury in People with Various Skin Tones, Including Dark Skin Tones.” Methodist Healthcare is recognized as the most respected healthcare provider in its region. With a network of 85 hospitals, 9 of which are acute care facilities, Methodist Healthcare employs more than 11,000 people, including 2,700 physicians. Approximately 50% of subjects recruited for the upcoming study will have dark skin tone, thus producing comparative data on PressureSafe’s accuracy as a decision support device in detecting early-stage pressure injuries in people of darker and lighter skin tones. While early-stage pressure injuries can be more difficult to see on dark skin tones, the current standard of care for the detection of pressure injuries is visual skin inspection.

We are currently working on completing the development of the commercial version of the PressureSafe device, planned to be launched during 2024, following registration and listing under the U.S. Food and Drug Administration (“FDA”).

New Chief Executive Officer

Effective as of October 15, 2023, the Board appointed Mr. Tzur Di-Cori to serve as our Chief Executive Officer (CEO). Mr. Di-Cori will also serve as the Chief Executive Officer of our wholly-owned subsidiary, IR-Med LTD., an Israeli corporation.

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

Financial Expenses

Financial expenses consist primarily impact of exchange rate derived from re-measurement of monetary balance sheet items denominated in non-dollar currencies. Other financial expenses include bank’s fees and interest on stockholders’ loans.

Results of Operations

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

Revenues. During the nine-month period ended September 30, 2023 and 2022, we did not record any revenues from operation.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, consulting fees, service provider costs, and overhead expenses. Research and development expenses increased from $1,357,000 during the nine months ended September 30, 2022, to $1,570,000 during the corresponding nine month period in 2023. The increase resulted primarily from increased use of third-party contractors for further research and development activities, the performance of usability studies for our PressureSafe device and non-cash expenses recorded relating to stock-based compensation to employees.

Marketing Expenses. Marketing expenses consist primarily of salaries and professional services. Marketing expenses increased from $205,000 during the nine months ended September 30, 2022 to $631,000 during the corresponding nine month period in 2023. The increase in marketing expenses resulted primarily from non-cash expenses attributable to stock-based compensation to service providers. This increase was partially offset by a reduction in payroll expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses, such as legal and accounting related expenses. General and administrative expenses increased from $1,138,000 during the nine months ended September 30, 2022 to $1,448,000 in the corresponding nine months period in 2023. The increase in general and administrative expenses resulted primarily from non-cash expenses attributable to stock-based compensation to our directors, officers, and service providers. This increase was partially offset by a reduction in professional services.

Loss. Loss for the nine months ended September 30, 2022 was $2,644,000 compared to $3,638,000 for the corresponding nine month period in 2023. The increase in net loss is primarily attributable to the increase in non-cash expenses due to stock-based compensation to directors, officers and service providers, utilization of third party contractors for further research and development activities and the conduct of usability studies for our PressureSafe device. These increases were partially offset by the reduction in professional services in general and administrative activities and by the reduction of payroll expenses related to marketing.

	For the nine month ended September 30,
	2023	2022
	U.S. dollars (in thousands)

Research and development expenses	1,570	1,357
Marketing expenses	631	205
General and administrative expenses	1,448	1,138
Total operating expenses	3,649	2,700

Financial income, net	(11)	(56)

Loss for the period	3,638	2,644

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

Revenues. During the three-month period ended September 30, 2023 and 2022, we did not record any revenues from operation.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, consulting fees, service provider costs, and overhead expenses. Research and development expenses increased from $468,000 during the three months ended September 30, 2022 to $469,000 during the corresponding three month period in 2023. The increase resulted primarily from the increase of non-cash expenses recorded relating to stock-based compensation to employees. The increase was partially offset by the reduction in usability studies activities for our PressureSafe device due to the completion of our usability study in Israel.

Marketing Expenses. Marketing expenses consist primarily of salaries and professional services. Marketing expenses increased from $24,000 during the three months ended September 30, 2022 to $297,000 during the corresponding three month period in 2023. The increase in marketing expenses resulted primarily from non-cash expenses attributable to stock-based compensation to service providers and use of third-party consultants. This increase was partially offset by a reduction in payroll expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses, such as legal and accounting related expenses. General and administrative expenses increased from $384,000 during the three months ended September 30, 2022 to $431,000 in the corresponding three month period in 2023. The increase in general and administrative expenses resulted primarily from non-cash expenses attributable to stock-based compensation to our directors, officers, and service providers. This increase was partially offset by a reduction in professional services.

Loss. Loss for the three months ended September 30, 2022 was $856,000 compared to $1,179,000 for the corresponding three month period in 2023. The increase in net loss is primarily attributable to non-cash expenses due to stock-based compensation to directors, officers, and service providers, use of third-party consultants related to marketing activity. This increase was partially offset by the reduction in usability studies activities for our PressureSafe device due to the completion of our usability study in Israel and the reduction of payroll expenses related to marketing.

	For the three month ended September 30,
	2023	2022
	U.S. dollars (in thousands)

Research and development expenses	469	468
Marketing expenses	297	24
General and administrative expenses	431	384
Total operating expenses	1,197	876

Financial income, net	(18)	(20)

Loss for the period	1,179	856

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

As of September 30, 2023, we had $1,524,000 in cash resources and approximately $561,000 of liabilities, including $559,000 of current liabilities from operations.

The following table provides a summary of operating, investing, and financing cash flows for the nine months ended September 30, 2023 (in thousands):

	For the nine month ended
	September 30, 2023	September 30, 2022
	U.S. Dollars (In thousands)
Net cash used in operating activities	(2,478)	(2,596)
Net cash used in investing activities	(1)	(57)
Net cash provided by financing activities	1,000	3,625

We have experienced operating losses since inception and had a total accumulated deficit of $13,568,000 as of September 30, 2023. We expect to incur additional costs and will require additional capital to realize our business plans. These losses have resulted from significant cash expenditures used in operations. During the nine months ended September 30, 2023 and 2022, our cash used in operations was approximately $2,478,000 and $2,596,000, respectively. As we continue to conduct our business activities, we expect that the cash needed to fund our operations will increase significantly over the next several years, as we will need to continue and intensify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes, and pursue FDA clearance and international regulatory approvals.

We need to obtain additional funding in order to pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents will enable us to fund our operations and capital expenditure requirements through the first quarter of 2024. Our requirements for additional capital during this period will depend on many factors, including the following:

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

For the nine months ended September 30, 2023, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations, as well as to explore additional avenues to increase revenues and reduce expenditures. We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to the often-volatile nature of financial markets, equity and debt financing may be difficult to obtain.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that the information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal Chief Executive Officer and principal Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance level, as further described below.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below.

Our principal executive offices and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them.

Our executive offices and corporate headquarters are located in Israel. In addition, most of our officers are residents of Israel. Accordingly, political, economic and military and security conditions in Israel and the surrounding region may directly affect our business. Any conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. Ongoing and revived hostilities in the Middle East or other Israeli political or economic factors, could harm our operations.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct some of its operations.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our employees and consultants (and their spouses or partners) in Israel have been called, and additional employees (or their spouses or partners) may be called, for service in the current or future wars or other armed conflicts with Hamas, and such persons may be absent for an extended period of time. As a result, our operations in Israel may be disrupted by such absences, which disruption may materially and adversely affect our business, prospects, financial condition and results of operations.

Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon has also launched missile, rocket and shooting attacks against Israeli military sites, troops, and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in southern Lebanon. It is possible that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. Such hostilities may include terror and missile attacks. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

Prior to the Hamas attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. The risk of such negative developments has increased in light of the recent Hamas attacks and the war against Hamas declared by Israel, regardless of the proposed changes to the judicial system and the related debate. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

IR-Med, Inc.

(Registrant)

By:	/s/ Oded Bashan	By:	/s/ Sharon Levkoviz
	Oded Bashan		Sharon Levkoviz
	Chairmen of the Board		Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 14, 2023	Date:	November 14, 2023

