Form 10-K/A
period 2023-12-31
IR-Med, Inc.
filed 2024-04-08
CIK 1839133

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

Explanatory Note

IR-Med, Inc. (the “Company”, “we” or “us”) is filing this Amendment No. 1 (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on April 1, 2024 (the “Original Form 10-K”). The purpose of this Amendment is solely to correct the disclosures to Item 9B. Other Information and Item 10. Directors and Executive Officers of the Registrant and Corporate Governance. Except for the said Items, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-K in any way. This Amendment has not been updated to reflect events that occurred after April 1, 2024, the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

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

ITEM 9B. OTHER INFORMATION

On March 27, 2024, Yoram Drucker notified us of his resignation from the Board, effective immediately. The resignation of Mr. Drucker as a director was due to the current composition of the Board.

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

On March 27, 2024, Mr. Yoram Drucker notified the Board of Directors of his resignation from the Board, effective immediately. The resignation of Mr. Drucker as a director was due to the current composition of the Board.

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

e.	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
2.1	Stock Exchange Agreement dated as of December 24, 2021, by and among IR-Med, Inc., IR. Med Ltd. and the former stockholders of IR. Med Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
3.1	Amended and Restated Articles of Incorporation of IR-Med, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-Q filed with the SEC on August 14, 2023)
3.4	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on October 28, 2021)
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
4.2*	Description of Registered Securities
4.3	Form of June 2023 Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10-Q filed with the SEC on August 14, 2023)
10.1	Convertible Bridge Loan Agreement dated March 6, 2018, among IR. Med Ltd. and the Lenders scheduled therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.2	Amendment to the Convertible Bridge Loan Agreement referred in Exhibit 10.3 dated as of March 31, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.3	Second Amendment to the Convertible Bridge Loan Agreement referred in Exhibit 10.3 dated as of July 20, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.4@	Loan Agreement between Yaniv Cohen and IR. Med Ltd. dated January 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.5@	Loan Agreement between Aharon Klein and IR. Med Ltd. dated January 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.6	Clarification to the agreements referred to Exhibits 10.4 and 10.5 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.7@	Form of Letter Engagement with Non-Employee Directors (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.8@	Form of Letter Agreement with Employee Director (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.9@	Amended and Restated Consulting Agreement dated as of December 24, 2020, between IR. Med Ltd. and Aharon Klein (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.10@	Employment Agreement dated as of April 1, 2021, IR. Med Ltd and Yoram Drucker (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.11@	Employment Agreement dated as of January 2021 between IR. Med Ltd. and Sharon Levkoviz (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.12@	Employment Agreement dated as of December 24, 2020, between IR. Med Ltd. Limor Davidson Mund (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.14@	Consulting Agreement dated November 19, 2019, between IR. Med Ltd. and Yaniv Cohen (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.15@	Employment Agreement dated as March 2, 2021, between IR. Med Ltd. and Aharon Binur (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)

10.16	Form of Securities Purchase Agreement, dated December 24, 2021, by and among IR-Med, Inc. and the Purchasers (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.17	Form of Common Stock Purchase Warrants (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.18@	2020 Incentive Stock Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.19@	Form of Stock Option Award Agreement under the 2020 Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.20@	Employment Agreement dated as of June 22, 2021, between Dr. Rom Eliaz and IR.Med Ltd. (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
10.21@	Lease Agreement dated between IR. Med Ltd. and Algaennovation Ltd. dated as of February 1, 2020 [English Language Translation] (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
10.22	Amendment to Lease Agreement [English Language Translation] (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
10.23@	Employment agreement between IR.Med Ltd. and Moshe Gerber dated as of May 22, 2022 (incorporated by reference as Exhibit 10.1 to the report on Form 8-K filed on May 2, 2022)
10.24	Distribution and License Agreement dated as of October 7, 2022, between IR.Med Ltd. and PI Prevention Care LLC (incorporated by reference as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2023 filed on November 14, 2022)
10.25	Termination and Settlement Agreement, dated as of May 22, 2023, by and among IR-Med, Inc., IR. Med Ltd. and Moshe Gerber (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 24, 2023)
10.26	Form of 2023 Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10-Q filed with the SEC on August 14, 2023)
10.27*	Form on Warrant Extension dated December 20, 2023, signed between the Company and certain warrant holders.
10.28*	Amendment and Extension to 2015 Loan Agreement between the Company and Aharon Klein, dated March 1, 2024.
10.29*	Amendment and Extension to 2015 Loan Agreement between the Company and Yaniv Cohan, dated March 1, 2024.
10.30*	Amendment and Extension to 2017 Loan Agreement between the Company and Yaniv Cohan, dated March 1, 2024.
10.31*	Amendment and Extension to Convertible Bridge Loan between the Company and certain investors, dated March 1, 2024.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

@ Management Contract or Compensatory Plan Arrangement

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Previously Filed

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IR-MED, INC.

By:	/s/ Aharon Klein
Aharon Klein
Interim Chief Executive Officer (Principal Executive Officer)

Date: April 8, 2024

By:	/s/ Sharon Levkoviz
Sharon Levkoviz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: April 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oded Bashan	Chairman of the Board	April 8, 2024
Oded Bashan

/s/ Aharon Klein	Chief Executive Officer, Chief Technology Officer, Director	April 8, 2024
Aharon Klein	(Principal Executive Officer)

/s/ Sharon Levkoviz	Chief Financial Officer	April 8, 2024
Sharon Levkoviz	(Principal Financial and Accounting Officer)

/s/ Ohad Bashan	Director	April 8, 2024
Ohad Bashan

/s/ Ron Mayron	Director	April 8, 2024
Ron Mayron

/s/ Yaniv Cohen	Director	April 8, 2024
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

