Form 10-Q
period 2024-06-30
IR-Med, Inc.
filed 2024-08-13
CIK 1839133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2024; or

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

As of August 13, 2024, there were outstanding 70,739,144 shares of the registrant’s common stock, par value $0.001 per share.

IR-MED, INC.

Form 10-Q

June 30, 2024

Item 1 – Unaudited Condensed Consolidated Financial Statements

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Balance Sheets

	June 30 2024	December 31 2023
	U.S dollars (in thousands)

Assets

Current assets
Cash and cash equivalents	753	767
Accounts receivable	36	81
Total current assets	789	848

Non- current assets
Long term restricted deposit	11	11
Operating right of use asset	45	84
Property and equipment, net	42	56
Total non-current assets	98	151

Total assets	887	999

Liabilities and Stockholders’ equity

Current liabilities
Trade and other payables	367	473

Non-current liabilities
Stockholders’ loans	157	161

Total liabilities	524	634

Stockholders’ Equity
Common Stock, par value $0.001 per share, 600,000,000 and 250,000,000 shares authorized as of June 30, 2024, and December 31, 2023, respectively. 70,699,144 and 69,931,056 shares issued as of June 30, 2024, and December 31, 2023, respectively.	70	69
Additional paid-in capital	16,155	15,135
Accumulated deficit	(15,862)	(14,839)
Total Stockholders’ equity	363	365

Total liabilities and stockholders’ equity	887	999

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Operations

	For the three-months period ended June 30		For the six-months period ended June 30
	2024	2023	2024	2023
	U.S dollars (in thousands)

Research and development expenses
Expenses incurred	249	496	624	1,101
Less- government grants	(155)	-	(335)	-
Research and development expenses, net	94	496	289	1,101

Marketing expenses	28	162	196	334

General and administrative expenses	236	442	531	1,017

Total operating loss	358	1,100	1,016	2,452

Financial expenses, net	8	9	7	7

Loss for the period	366	1,109	1,023	2,459

Basic and dilutive loss per common stock (in dollars)	(0.01)	(0.02)	(0.015)	(0.04)

Weighted average number of common stock	70,281,511	69,029,424	70,106,284	68,919,197

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the six-months period ended June 30, 2024

Balance as of January 1, 2024	69,931,056	69	15,135	(14,839)	365

Private placement of common stock and warrants.	715,000	1	714	-	715
Stock-based compensation	53,088	-	306	-	306
Loss for the period	-	-	-	(1,023)	(1,023)

Balance as of June 30, 2024	70,699,144	70	16,155	(15,862)	363

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the six-months period ended June 30, 2023

Balance as of January 1, 2023	68,808,970	68	12,454	(9,930)	2,592

Private placement of common stock and warrants, net	1,000,000	1	999	-	1,000
Stock-based compensation	20,454	*	875	-	875
Loss for the period	-	-	-	(2,459)	(2,459)

Balance as of June 30, 2023	69,829,424	69	14,328	(12,389)	2,008

(*)	Represents an amount less than US$ 1 thousand

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the three-month period ended June 30, 2024

Balance as of March 31, 2024	69,931,056	69	15,341	(15,496)	(86)

Private placement of common stock and warrants.	715,000	1	714	-	715
Stock-based compensation	53,088	-	100	-	100
Loss for the period	-	-	-	(366)	(366)

Balance as of June 30, 2024	70,699,144	70	16,155	(15,862)	363

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the three-month period ended June 30, 2023

Balance as of March 31, 2023	68,829,424	68	12,932	(11,280)	1,720

Private placement of common stock and warrants,	1,000,000	1	999	-	1,000
Stock-based compensation	-	-	397	-	397
Loss for the period	-	-	-	(1,109)	(1,109)

Balance as of June 30, 2023	69,829,424	69	14,328	(12,389)	2,008

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Cash Flows

	For the six-months period ended
	June 30	June 30
	2024	2023
	U.S dollars (in thousands)

Cash flows from operating activities
Loss for the period	(1,023)	(2,459)

Adjustments to reconcile loss for the period to net cash used in operating activities:
Stock based compensation	306	875
Depreciation	13	13
Accrued financial income, net	(3)	(11)
Decrease (increase) in accounts receivable	45	(44)
Decrease in trade and other payables	(68)	(41)

Net cash used in operating activities	(730)	(1,667)

Cash flows from financing activities
Proceeds from private placement of common stock and warrants. (see also note 4.3)	715	1,000

Net cash provided by financing activities	715	1,000

Effect of exchange rate changes on cash and cash equivalents	1	1

Net decrease in cash and cash equivalents	(14)	(666)

Cash and cash equivalents as at the beginning of the period	767	3,002

Cash and cash equivalents as at the end of the period	753	2,336

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

Note 1 - General

A.	Description of Business

IR-Med, Inc. (OTC QB: IRME, hereinafter: the “Parent Company”) was incorporated in Nevada in 2007. IR-Med, Inc. was previously named International Display Advertising, Inc. and changed its name to IR-Med, Inc. in January 2021.

The registered office of IR-Med, Inc. and the corporate headquarters and research facility of IR. Med, Ltd. (the “Subsidiary”) are located in Rosh Pina, Israel. The Parent Company and the Subsidiary are at times collectively referred to as the “Company”.

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

B.	Going Concern

The Company is starting the preparations for commercial launch of its first device the “PressureSafe” and does not expect to generate significant revenue until such time as the Company shall have completed the design and development of its initial products candidates and initiates market activities for its first commercial product. During the six months ended June 30, 2024, the Company has incurred losses of $1,023 thousand and had a negative cash flow from operating activities of $730 thousand. The Company’s accumulated deficit as of June 30, 2024 is $15,862 thousand.

Based on current expected level of operating expenditures, the Company’s cash resources as of June 30, 2024 will not be sufficient for a period of at least 12 months from the issuance of these consolidated financial statements. Management’s plans regarding these matters include continued development and marketing of its products, as well as seeking additional financing arrangements. Although management continues to pursue these plans, in the event financing is not obtained, the Company may pursue cost cutting measures or may be required to delay, reduce the scope of, or eliminate any of its development programs, these events could have a material adverse effect on its business. These factors raise significant doubt about the Company ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

C.	Iron Swords War

Further to the described in Note 1B to the Annual Report, the Company did not experience significant changes in its activities from the continuation of the war during the reporting period. However, the Company’s management continues to believe that the general conditions have brought further difficulties in management’s efforts to seek additional financing arrangements.

The Company assesses, on the basis of the information it has as of the date of the approval of these financial statements, that the current events and the escalation in security in Israel, may have a material effect on its business plans in the short term and may cause delays in the Company’s research and development activities and in its marketing efforts. Since this is an event that is not under the control of the Company and matters such as the continuation of the Iron Swords War may affect the Company’s assessments, as of the reporting date the Company is unable to assess the extent of the effect of the Iron Swords War on its business.

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

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Note 4 – Significant Events During the Reporting Period

1.	On January 25, 2024, the Israel Innovation Authority (the “IIA”) approved the Company’s proposed program to develop a device for the early detection of diabetic foot ulcers among diabetic patients, with a project budget of NIS3,761,978 (approximately $1,030,000), which includes a grant in an amount equal to 50% of the total budget provided at the time of the grant, disbursed in installments over the course of 13 months, in accordance with the project’s progress. In consideration for the grant by the IIA, the Subsidiary is required to pay royalties at the rate of 3%-5% from the total sales until the repayment date of the full amount of the grant, plus annual interest at the Secured Overnight Financing Rate (SOFR) rate. In addition, the IIA must approve any arrangement whereby the Company seeks to transfer the technology relating to the project, or its development, from Israel.

9

2.

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

On March 1, 2024, the Company and the lenders agreed to extend the repayment of the stockholders’ loans date to December 31, 2025. Due to these agreements between the stockholders and the Company regarding the repayment date of the loans, the stockholders’ loans are classified as non-current liabilities.

3.	On June 4, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (each an “Investor” and, collectively, the “Investors”), pursuant to which the Company agreed to issue and sell, in a private placement offering (the “Offering”), 715,000 shares of the Company’s common stock at a per share price of $1.00 and warrants to purchase up to an additional 1,144,000 shares of common stock (the “Warrants”). The Warrants are exercisable beginning on the six (6) month anniversary of their issuance, have a term of five years from the initial exercise date and entitle the holders to purchase up to 1,144,000 shares of common stock. The Warrants have an exercise price of $1.00 per share and contain a one-time dilution protection in the event the Company sells securities at a price less than the then exercise price in effect in a public offering in conjunction with a listing on a national securities exchange.

The Offering closed on June 7, 2024, and the Company received aggregate gross proceeds of $715,000.

Note 5 - Stock Options Plan

On December 23, 2020, the Company’s board of directors approved, and its shareholders adopted, a share-based compensation plan (“2020 Incentive Stock Plan”) for future grants by the Company to officers, directors, employees and consultants.

As of June 30, 2024, the Company awarded to its employees and service providers options to purchase up to 13,712,675 shares of Common Stock, of which options for 7,567,675 shares were at an exercise price of $0.32 per share, options for 5,665,000 shares were at an exercise price of $0.58 per share, options for 480,000 shares were at an exercise price of $0.01 per share. As of June 30, 2024, options to purchase 12,561,666 shares were vested with a weighted average of exercise of $ 0.42 and the remaining balance has a vesting period ranging between one to three years. The options are exercisable for periods ranging between three to ten years from the vesting date.

	Weighted average of exercise price	Number of options
Outstanding as of beginning of year	$0.42	15,544,175
Cancelled	$0.48	(1,831,500)
Outstanding as of June 30 ,2024	$0.42	13,712,675

The aforementioned grants were approved following the adoption of the 2020 incentive stock plan and the adoption of the sub plan (the “Israeli appendix”) on April 29, 2021.

In addition, during the six months ended June 30, 2024, the Company issued 53,088 shares of common stock to service providers and consultants for no consideration.

The Company recorded in the statement of operations a non-cash expense of $306 thousand and $875 thousand during the six months ended June 30, 2024 and 2023, respectively.

Note 5 - Stock options plan (Cont’d)

The stock-based compensation expenses for the three and six months ended June 30, 2024 and 2023 were recognized in the statements of operations as follows;

	For the three-month period ended		For the six-month period ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	US Dollars (In thousands)

Research and development expenses	17	38	40	83
Marketing expenses	29	154	191	313
General and administrative expenses	54	205	75	479
	100	397	306	875

The following table sets forth information about the weighted-average fair value of options granted to employees and service providers during the six months period ended June 30, 2024 and 2023, using the Black- Scholes-Merton option-pricing model and the weighted-average assumptions used for such grants:

	For the six-month period ended
	June 30, 2024	June 30, 2023

Dividend yields (see (I) below)	0.0%	0.0%
Share price (in U.S. dollar) (see (II) below)	0.53-0.64	0.53
Expected volatility (see (III) below)	116. % - 84%	114.29% - 95.37%
Risk-free interest rates (see (IV) below)	3.61% - 4.39%	3.61% - 4%
Expected life (in years) (see (V) below)	1.5 - 14.79	1.5 - 14.79

I.	The Company used 0% as its expected dividend yield, based on historic policies and future plans.

II.	The Company’s common stock is quoted on the OTCQB. However, the Company considers its share price as it is traded on OTCQB to not be an appropriate representation of fair value, since it is not traded on an active market. The Company determined that the market is inactive due to low level of activity of the Company’s common stock, stale or non-current price quotes and price quotes that vary substantially either over time or among market makers. Consequently, the price of the Company’s common stock has been determined based on private placement equity offerings conducted in April 2021, July 2022 and June 2023 consisting of units comprised of shares of common stock and warrants, at a per unit purchase price of $0.64, $0.88 and $1.00, respectively. In order to evaluate the price per share, the warrant value has been deducted from the total unit price.

III.	As the Company is at its early stage of operation, there is not sufficient historical volatility for the expected term of the stock options. Therefore, the Company uses an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies which were selected based upon industry similarities.

IV.	The Company determined the risk-free interest rate by using a weighted-average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

V.	The expected life of the granted options was determined based on the estimated behavior of the grantees; since most of the grantees are executives, the Company assumed that the large majority of the options will be exercised prior to their expiration.

Note 6 - Contingent Liabilities and Commitments

On May 29, 2023, a lawsuit was filed against the Company, the Subsidiary and Mr. Aharon Klein, a Company Director and the Company’s Chief Technology Officer in the Tel Aviv District Court of Israel, by an individual (the “Plaintiff”) who provided, on part time basis, certain consulting services to the Subsidiary between October 2015 and October 2016, before the acquisition of the Subsidiary by the Company. The suit alleges breach of contract by the defendants based on non-payment of amounts purportedly owed to the Plaintiff in respect of the services rendered, including the market value of the Company’s common stock that the Plaintiff alleges should have been issued to him in respect of services. The suit seeks declaratory judgment that the defendants breached certain agreements with the Plaintiff and claimed damages in the aggregate amount of approximately $2.1 million based on the current exchange rate between the U.S. Dollar and the Israeli NIS.

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

Note 7 - Subsequent Events

On July 4, 2024, the Company entered into a securities purchase agreement with a certain investor (the “Investor”), pursuant to which it agreed to issue and sell, in a private placement offering 40,000 shares of its Common Stock, at a per share price of $1.00 and warrants to purchase up to an additional 64,000 shares of Common Stock. The private placement closed on July 10, 2024, and the Company received aggregate gross proceeds of $40,000. This transaction was part of the securities purchase agreement that was closed on June 7, 2024 (see note 4 section 3)

On July 7, 2024, the Company entered into an Amendment to the Consulting Agreement with Mr. Aharon Klein, its Interim Chief Executive Officer and Chief Technology Officer and (the “Klein Amendment”). The Klein Amendment amends the original consulting agreement executed by and between the Company and Mr. Klein, dated October 1, 2019, as amended on December 24, 2020. Effective June 1, 2024, the Klein Amendment provides for a monthly compensation in the amount of NIS 30,000 and an additional NIS 5,000 for car expenses. All other terms related to Mr. Klein overall compensation and equity-based awards remain unchanged.

On July 7, 2024, the Company entered into an Amendment to the Consulting Agreement with Dr. Yaniv Cohen, Chief Scientific Officer of the Company (the “Cohen Amendment”). The Cohen Amendment amends the original consulting agreement executed by and between the Company and Dr. Cohen, dated November 1, 2019, and provides for monthly consideration of NIS 15,000, commencing as of June 1, 2024.

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

PressureSafe, our first product based on this platform, is a handheld device designed to revolutionize early detection of pressure injuries (PIs) affecting skin and underlying tissue. PIs in the U.S. alone account for $26.8 billion in healthcare spending and result in 60,000 deaths annually. PressureSafe is expected to contribute to early detection of PIs, regardless of patient skin tone. This will drive equitable healthcare and help reduce the toll and cost of PIs. We plan to launch PressureSafe as a decision support system (DSS) tool for care givers in hospitals, nursing homes and home-care companies. On April 9, 2024, the PressureSafe decision support device received a U.S. Food and Drug Administration (“FDA”) listing certification. PressureSafe is classified as a Class I device. We are currently working on completing the development of the commercial version of the PressureSafe device, planned to be launched during September 2024, following the listing under the FDA.

DiaSafe: Similarities in the physiological development of PIs and diabetic foot ulcers (“DFU”) under the skin surface allow the IRMED PressureSafe device to be adopted to support the early detection of DFU among diabetic patients at high risk of developing DFU. We are assessing and planning the development of our second product, which is a handheld optical monitoring device that will support early detection of DFUs in lower limb skin and underlying tissue, primarily caused by prolonged pressure on the sole among diabetic patients a condition, which sometimes is accompanied by other comorbidities as lower limb neuropathy.

Our novel technology platform will enable direct assessment of the development of a DFU before it becomes an open wound that may lead to limb amputation. The Israeli Innovation Authority (“IIA”) has approved our plan to develop a diabetic foot ulcer device for early detection of DFU. On January 25, 2024, the IIA approved a program to develop a device for the early detection of diabetic foot ulcers among diabetic patients, with a project budget of NIS 3,761,978 (approximately US$ 1,030,000) which includes a grant in an amount equal to 50% of the total budget provided at the time of the grant, disbursed in installments over the course of 13 months, by the project’s progress. In consideration for the grant by the IIA, the subsidiary is required to pay royalties at the rate of 3%-5% from the total sales until the repayment date of the full amount of the grant, plus annual interest at the SOFR rate. In addition, the IIA must approve any arrangement whereby the Company seeks to transfer the technology relating to the project, or its development, from Israel. Following the IIA grant we plan to commence a clinical trial in the center of Israel’s leading diabetes clinic.

Our initial focus is on the development of decision support system solutions utilizing our proprietary platform for the pre-emptive diagnosis of PIs, diabetic foot ulcers, and mid-ear infections detection. Our current business plan focuses on two principal medical devices currently in development:

-	PressureSafe, a handheld optical monitoring device that is being developed to support early detection of PIs to the skin and underlying tissue, primarily caused by prolonged pressure associated with bed confinement; and
-	DiaSafe, a handheld optical monitoring device that is being developed to support early detection of DFUs in lower limb skin and underlying tissue, primarily caused by prolonged pressure on the sole of the foot and diabetes.

Our product candidates are in various stages of development. The PressureSafe device is in an advanced stage of development and is planned to be our first go-to-market product, while the DiaSafe device is in the initial stages of research and development.

On April 9, 2024, the PressureSafe decision support device received an FDA listing certification. PressureSafe is classified as a Class I device. We are currently working on the commercial version of the PressureSafe device, planned to be launched during September 2024, following the listing under the FDA.

Recent Developments

On June 4, 2024 and July 4, 2024, we entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which we agreed to issue and sell, in a private placement offering (the “2024 Private Placement”), 755,000 shares of our Common Stock, at a per share price of $1.00 and warrants to purchase up to an additional 1,208,000 shares of Common Stock at a per share exercise price of $1.00 (subject to a one time dilution protection adjustment). The 2024 Private Placement closed on June 7, 2024 and July 10, 2024, respectively, and we received aggregate gross proceeds of $755,000.

The warrants are exercisable beginning on the six (6) month anniversary of their issuance, have a term of five years from the initial exercise date and entitle the holders to purchase up to 1,208,000 shares of Common Stock. The warrants have an exercise price of $1.00 per share and contain a one-time dilution protection in the event we sell securities at a price less than the then exercise price in effect in a public offering in conjunction with a listing on a national securities exchange.

On June 6, 2024, following the approval by its Board and by the Company’s stockholders at the Company’s Annual Meeting held on November 7, 2023, the Company filed a certificate of amendment to the Company’s Articles of Incorporation to increase the number of authorized common shares of the Company from two hundred and fifty million (250,000,000) shares, par value $0.001 per share, to six hundred million (600,000,000) shares, par value $0.001 per share.

On July 7, 2024, we entered into an Amendment to the Consulting Agreement with Mr. Aharon Klein, our Interim Chief Executive Officer and Chief Technology Officer and (the “Klein Amendment”). The Klein Amendment amends the original consulting agreement executed by and between us and Mr. Klein, dated October 1, 2019, as amended on December 24, 2020. Effective June 1, 2024, the Klein Amendment provides for a monthly compensation in the amount of NIS 30,000 and an additional NIS 5,000 for car expenses. All other terms related to Mr. Klein overall compensation and equity-based awards remain unchanged.

On July 7, 2024, we entered into an Amendment to the Consulting Agreement with Dr. Yaniv Cohen, Chief Scientific Officer of the Company (the “Cohen Amendment”). The Cohen Amendment amends the original consulting agreement executed by and between us and Dr. Cohen, dated November 1, 2019, and provides for monthly consideration of NIS 15,000, commencing as of June 1, 2024.

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

Under the Distribution Agreement, the Distributor is solely responsible for the distribution, marketing and sales of the PressureSafe and its accompanying components and agreed undertake all commercially reasonable efforts to establish the necessary distribution and sales network for the Products by not later than the date on which the Company shall have received all regulatory and other clearance required to launch the commercialization of the PressureSafe Solution (such Date being the “Commercial Launch Date”). Prior to the Commercial Launch Date, the Distributor is to invest such resources as is reasonable such that upon the occurrence of the Commercial Launch Date there will be a commercially reasonable distribution network in place for the immediate marketing of the Product. On June 18, 2024, we provided the Distributor with a notice of the Commercial Launch Date of September 20, 2024. On July 16, 2024, we provided a notice of breach of contract to the Distributor following his lack of response to our Commercial Launch Date notice.

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

Subject to the compliance by the Distributor of its obligation under the Distribution Agreement, including the purchase by the Distributor of minimum annual purchase requirements of the components of the Products, the Distribution Agreement continues in effect for a term of 13 years following the Commercial Launch Date. At the end of the initial three- and eight-year periods, the parties are to enter into good faith negotiations as to the pricing of the Products and the minimum purchase quantities for the subsequent period. The Distributor also agreed not to distribute any products that compete with the Products.

Manufacturing

We do not own or operate manufacturing facilities. While we plan to depend on third-party contract manufacturers for device manufacturing, we plan to perform the final assembly, quality control and release of finished goods in our facilities.

Manufacturers of our products will be required, among other things, to comply with applicable FDA/EMA manufacturing requirements contained in the FDA/EMA’s Quality System Regulation (QSR). The QSR requires manufacturing quality assurance and quality control as well as the corresponding maintenance of records and documentation.

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

We do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates. We intend to enter into contract manufacturing agreements and one or more back-up manufacturers for the commercial production of our product candidates in the near future.

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

In both the PressureSafe and the DiaSafe devices, the revenue stream is expected to be generated mainly from the disposables that are needed for the proper operation of the device, while the device itself is likely to be given under lease agreements. It is envisioned that the disposable component will be mass produced.

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

● Less grants received from government authorities

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

Results of Operations

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

Revenues. During the six-month period ended June 30, 2024 and 2023, we did not record any revenues from operations.

Research and Development Expenses, Net. Research and development expenses, net consist of salaries and related expenses, consulting fees, service provider costs, and overhead expenses less grants received. Research and development expenses, net decreased from $1,101,000 during the six months ended June 30, 2023 to $289,000 during the corresponding six month period in 2024. The decrease in the 2024 period resulted primarily from a decrease in the use of third-party contractors for further research and development activities due to the completion of the development of the PressureSafe device, a reduction in payroll expenses, proceeds of a grant from the IIA, and a reduction in non-cash expenses recorded relating to stock-based compensation to employees.

Marketing Expenses. Marketing expenses consist primarily of salaries and professional services. Marketing expenses decreased from $334,000 during the six months ended June 30, 2023 to $196,000 during the corresponding six month period in 2024. The decrease in marketing expenses resulted primarily from the reduction in professional services, and a reduction in non-cash expenses attributable to stock-based compensation to employees and service providers.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses, such as legal and accounting related expenses. General and administrative expenses decreased from $1,017,000 during the six months ended June 30, 2023 to $531,000 in the corresponding six months period in 2024. The decrease in general and administrative expenses resulted primarily from a decrease in non-cash expenses attributable to stock-based compensation to our directors, officers and service providers, a reduction in payroll expenses and a reduction in professional services.

Loss. Loss for the six months ended June 30, 2023 was $2,459,000 compared to $1,023,000 for the corresponding six month period in 2024. The decrease in net loss is primarily attributable to a decrease in use of third-party contractors for further research and development activities due to the completion of the development of the PressureSafe device, proceeds of a grant from the IIA, a decrease in non-cash expenses attributable to stock-based compensation to our directors, officers and service providers and a reduction in payroll expenses and professional services.

	For the six months ended June 30,
	2024	2023
	U.S. dollars (in thousands)

Research and development expenses, net	289	1,101
Marketing expenses	196	334
General and administrative expenses	531	1,017
Total operating expenses	1,016	2,452

Financial expenses, net	7	7

Loss for the period	1,023	2,459

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

Revenues. During the three-month period ended June 30, 2024 and 2023, we did not record any revenues from operations.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, consulting fees, service provider costs, and overhead expenses. Research and development expenses decreased from $496,000 during the three months ended June 30, 2023 to $94,000 during the corresponding three month period in 2024. The decrease in the 2024 period resulted primarily from a decrease in the use of third-party contractors for further research and development activities due to the completion of the development of the PressureSafe device, proceeds of a grant from the IIA, and non-cash expenses recorded relating to stock-based compensation to employees.

Marketing Expenses. Marketing expenses consist primarily of salaries and professional services. Marketing expenses decreased from $162,000 during the three months ended June 30, 2023 to $28,000 during the corresponding three month period in 2024. The decrease in marketing expenses resulted primarily from the reduction in professional services, and a reduction in non-cash expenses attributable to stock-based compensation to employees and service providers.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses, such as legal and accounting related expenses. General and administrative expenses decreased from $442,000 during the three months ended June 30, 2023 to $236,000 in the corresponding three month period in 2024. The decrease in general and administrative expenses resulted primarily from a decrease in non-cash expenses attributable to stock-based compensation to our directors, officers and service providers, and a reduction in payroll expenses.

Loss. Loss for the three months ended June 30, 2023 was $1,109,000 compared to $366,000 for the corresponding three month period in 2024. The decrease in net loss is primarily attributable to a decrease in use of third-party contractors for further research and development activities due to the completion of the development of the PressureSafe device, proceeds of a grant from the IIA, a decrease in non-cash expenses attributable to stock-based compensation to our directors, officers and service providers and a reduction in payroll expenses and professional services.

	For the three months ended June 30,
	2024	2023
	U.S. dollars (in thousands)

Research and development expenses	94	496
Marketing expenses	28	162
General and administrative expenses	236	442
Total operating expenses	358	1,100

Financial expenses, net	8	9

Loss for the period	366	1,109

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

From inception, we have funded our operations from a combination of loans and sales of equity instruments. In 2021 and 2022, we raised aggregate gross proceeds of $5,830,000 and $3,625,000, respectively, from sales of our equity and equity linked securities. In addition, on June 12, 2023, we raised aggregate gross proceeds of $1,000,000 from sales of our shares of common stock and warrants to purchase shares of common stock. On June 4, 2024 and July 10, 2024, we raised aggregate gross proceeds of $755,000 from sales of our shares of common stock and warrants to purchase shares of common stock.

As of June 30, 2024, we had $753,000 in cash resources and approximately $524,000 of liabilities, including $367,000 of current liabilities from operations.

The following table provides a summary of operating, investing, and financing cash flows for the six months ended June 30, 2024 (in thousands):

	For the six months ended
	June 30, 2024	June 30, 2023
	U.S. Dollars (In thousands)
Net cash used in operating activities	(730)	(1,667)
Net cash provided by financing activities	715	1,000

We have experienced operating losses since inception and had a total accumulated deficit of $15,862 thousand as of June 30, 2024. We expect to incur additional costs and will require additional capital to realize our business plans. These losses have resulted from significant cash expenditures used in operations. During the six months ended June 30, 2024 and 2023, our cash used in operations was approximately $730,000 and $1,667,000, respectively. As we continue to conduct our business activities, we expect that the cash needed to fund our operations will increase significantly over the next several years, as we will need to continue and intensify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes, and pursue FDA clearance and international regulatory approvals.

We need to obtain additional funding in order to pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents will enable us to fund our operations and capital expenditure requirements through the fourth quarter of 2024. Our requirements for additional capital during this period will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our development and engineering efforts to develop the PressureSafe and DiaSafe devices, clinical studies (to the extent necessary), preliminary testing activities and other related activities;
●	the cost, timing and outcomes of regulatory related efforts for commercial sales approvals;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;
●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

For the six months ended June 30, 2024, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations, as well as to explore additional avenues to increase revenues and reduce expenditures. We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to the often-volatile nature of financial markets, equity and debt financing may be difficult to obtain.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that the information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal Chief Executive Officer and principal Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level, as further described below.

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

Changes in Internal Control Over Financial Reporting

During the quarter that ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to affect, our internal control over financial reporting materially.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On July 4, 2024, we entered into a securities purchase agreement with a certain investor, pursuant to which we agreed to issue and sell, in a private placement offering 40,000 shares of our Common Stock, at a per share price of $1.00 and warrants to purchase up to an additional 64,000 shares of Common Stock at a per share exercise price of $1.00 (subject to one time dilution protection adjustment). the offering closed on July 10, 2024, and we received aggregate gross proceeds of $40,000.

The warrants are exercisable beginning on the six (6) month anniversary of their issuance, have a term of five years from the initial exercise date and entitle the holders to purchase up to 64,000 shares of Common Stock. The warrants have an exercise price of $1.00 per share and contain a one-time dilution protection in the event we sell securities at a price less than the then exercise price in effect in a public offering in conjunction with a listing on a national securities exchange.

The securities issued in this offering were exempt from the registration requirements of the Securities Act pursuant to Regulation S of the Securities Act to non-U.S. investors, because, among other things, the transaction did not involve a public offering and we took appropriate measures to restrict the transfer of the securities. The securities have not been registered under the Securities Act and may not be sold in the United States absent registration or an exemption from registration.

The agreement contains representations and warranties that the parties made to, and solely for the benefit of, the others in the context of all of the terms and conditions of that agreement and in the context of the specific relationship between the parties. The investor in the offering received piggyback registration rights for their shares of Common Stock and shares underlying the associated warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION:

N/A.

ITEM 6. EXHIBITS

Exhibit Index:

4.1	Form of June and July 2024 Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-K filed with the SEC on June 10, 2024).

10.1

Form of Purchase Agreement among the Company and the Investors, dated June 4, and July 4, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 8-K filed with the SEC on June 10, 2024).

10.2

Amendment to Consulting Agreement between the Company and Mr. Aharon Klein (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 8-K filed with the SEC on July 11, 2024).

10.3

Amendment to Consulting Agreement between the Company and Dr. Yaniv Cohen (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 8-K filed with the SEC on July 11, 2024).

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

IR-Med, Inc.
(Registrant)

By:	/s/ Aharon Klein	By:	/s/ Sharon Levkoviz
	Aharon Klein		Sharon Levkoviz
	Interim Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 13, 2024	Date:	August 13, 2024

