Form 10-K
period 2024-12-31
IR-Med, Inc.
filed 2025-04-04
CIK 1839133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The registrant had 72,008,144 shares of common stock outstanding as of April 4, 2025. The aggregate market value of the common stock held by non-affiliates as of as of the last business day of the registrant’s most recently completed second fiscal quarter was $24,408,708, as computed by reference to the closing price of $0.60 of such common stock on the OTC Markets on such date.

IR-MED, INC.

2024 FORM 10-K ANNUAL REPORT

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2024, or this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “approach,” “believes,” “can,” “contemplate,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” and other similar words or expressions or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. The description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

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

● the impact of Israel’s multi-front war on our results, including potential economic restrictions imposed on and political and military instability in Israel; and

● our ability to attract and retain key personnel.

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

ii

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

Business Overview

We are in the process of developing point-of-care decision support devices based on the patented cutting-edge infrared spectroscopy and artificial intelligence, or AI, analysis technology platform, as a basis for point-of-care decision support devices. The electrooptic visual and infrared spectroscopy technology platform allows harmless and non-invasive gathering of bio-information from a patient’s blood and tissue. Bioinformation is then analyzed using our AI-based algorithms to provide healthcare professionals with decision support in the assessment and monitoring of various disease conditions. We plan to use our proceeds to continue development efforts of our products, while mainly focusing on the DiaSafe™ device, production of commercial units, marketing, and working capital.

PressureSafe™: Our first product based on this platform, is a handheld device designed to revolutionize the early assessment of pressure injuries, or PIs, affecting the skin and underlying tissue. PIs in the U.S. alone account for $26.8 billion in healthcare spending and result in 60,000 deaths annually. PressureSafe™ is expected to contribute to early assessment of PIs, regardless of patient skin tone, which we believe will drive equitable healthcare and help reduce the toll and cost of PIs. We plan to launch PressureSafe™ as a decision support system, or DSS, tool for caregivers in hospitals, nursing homes, and home-care companies. On April 9, 2024, the PressureSafe™ decision support device received FDA listing certification. PressureSafe™ is classified as a Class I device. We are currently working on completing the development of the commercial version of the PressureSafe™ device, with initial sales planned during the second half of 2025, following the listing by the FDA.

DiaSafe: Similarities in the physiological development of PIs and diabetic foot ulcers, or DFU, under the skin surface allow the IRMED PressureSafe™ device to be adopted to support the early assessment of DFU among diabetic patients at high risk of developing DFU. We are assessing and planning the development of our second product, which is a handheld optical monitoring device that will support early assessment of DFUs in lower limb skin and underlying tissue, primarily caused by prolonged pressure on the sole of diabetic patients, which sometimes is accompanied by other comorbidities as lower limb neuropathy.

Our novel technology platform will enable direct assessment of the development of a DFU before it becomes an open wound that may lead to limb amputation. The Israeli Innovation Authority, or IIA, has approved our plan to develop a diabetic foot ulcer device for early assessment of DFU. On January 25, 2024, the IIA approved a program to develop a device for the early assessment of diabetic foot ulcers among diabetic patients, with a project budget of NIS 3,761,978 (approximately US$ 1,030,000) which includes an amount equal to 50% grant of the total budget provided at the time of the grant, disbursed in installments over the course of 13 months, by the project’s progress. In consideration for the grant by the IIA, the subsidiary is required to pay royalties at the rate of 3%-5% from the total sales until the repayment date of the full amount of the grant, plus annual interest at the SOFR rate. In addition, the IIA must approve any arrangement whereby the Company seeks to transfer the technology relating to the project, or its development, from Israel. Following the IIA grant we plan to commence a clinical trial in the center of Israel’s leading diabetes clinic. On July 15, 2024, we announced that we received a grant from the IIA in the amount of approximately $500,000, to develop our platform technology for a new indication, a decision support device for the early assessment of diabetic foot ulcers. The grant’s 13-month development was finalized, as we achieved the project’s milestones. Computer simulations of infrared light reflectance from lesions under the skin surface have been completed.

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

Our initial focus is on the development of decision support system solutions utilizing our proprietary platform for the pre-emptive diagnosis of PIs, and diabetic foot ulcers. Our current business plan focuses on two principal medical devices:

1.	PressureSafe™, a handheld skin-agnostic optical monitoring device that is being developed to support early assessment of PIs to the skin and underlying tissue, primarily caused by prolonged pressure associated with bed confinement; and

2.	DiaSafe, a handheld optical monitoring device that is being developed to support early assessment of DFUs in lower limb skin and underlying tissue, primarily caused by prolonged pressure on the sole of diabetic patients, which sometimes is accompanied by other comorbidities as lower limb neuropathy.

Fig1. IRMED AI-Driven Point of Care Decisions technology platform

Overview of Target Market and Our Solutions

Pressure Injury Market

Populations are aging due to improvements in healthcare. However, there are increased rates of obesity, diabetes and cardiovascular diseases. This combination of an increasingly aging population and such diseases has resulted in more people with decreased mobility needing assistance with activities of daily living. A major morbidity of decreased mobility is development of PIs. PIs develop as a result of a combination of physiologic events and external conditions. Along with localized, oedema, ischemia and reperfusion hindering injury to tissues, impaired lymphatic drainage and mechanical deformation of tissue cells have been shown to contribute to pressure injury.

Compression prevents lymph fluid drainage and leads to deterioration in tissue cell normal activities, which causes increased interstitial fluid and waste build up, contributing to the development of PIs. The time required to develop PIs depends on many factors, including the patient’s physiological medical background and the degree of pressure and sheer force placed on the tissue. PIs occur over predictable pressure points where bony protuberances are more likely to compress tissues when the patient is in prolonged contact with hard surfaces. Studies show that the heel area is the second most frequent location for a pressure ulcer, with the most prevalent being the sacrum. The heel accounts for between 23% and 28% of all pressure ulcers.1

While the overall number of Hospital Acquired Conditions, or HAC, have decreased by 8%, pressure injuries have resisted improvement efforts and continue to grow by 10% annually. PIs are both costly and deadly. The U.S. Agency for Healthcare Research and Quality, or AHRQ, reports that PIs add $10.2 billion to annual U.S. healthcare costs. Furthermore, these are associated with over 45% of the 63,619 HAC related deaths in the U.S., making it the leading HAC related death.2

(AHRQ, 2019). Source: https://www.ahrq.gov/data/infographics/hac-rates_2019.html; AHRQ National Scorecard on Hospital-Acquired Conditions Final Results for 2014-2017 (PDF, 787 KB).

PIs impose a tremendous healthcare burden. As stated in the National Pressure Injury Advisory Panel fact sheet for 2023, 60,000 patients die every year as a direct result of pressure injuries. Acute care attributable to hospital-acquired PIs reaches $26.8 billion, and 2.5 million patients per year develop a PI. Patient care costs per PI range from $20,900 up to $151,700. PIs are among one of the five most common harms experienced by patients and the second most common claim for lawsuits, after wrongful death. More than 17,000 lawsuits arise due to PIs annually at an average settlement of $250,000. PIs occur across the healthcare industry, including in 10% of acute care patients, 25% of long-term acute care patients, 12% of nursing home patients and 12% of rehabilitation center patients.3

1 Smith, S., Ashby, S., Thomas, L. and Williams, F., 2017. Evaluation of a multifactorial approach to reduce the prevalence of pressure injuries in regional Australian acute inpatient care settings. International Wound Journal, 15(1), pp.95-105.

2 AP News. 2019. Pressure Ulcers Cost U.S. Healthcare $10.2 Billion and Contribute to Nearly 29,000 Hospital Deaths Each Year.

3 National Pressure Injury Advisory Panel fact sheet for 2023

The most common method used to detect early PIs is a visual assessment by a professional caregiver focusing on areas at high probability to develop PIs. This skin and tissue visual assessment is subjective, unreliable, untimely (as PIs often occur suddenly without visual cues), and only effective to detect PIs once they are visible. Technology-based methods for detecting and monitoring have been developed, but as far as we know, none have succeeded in providing an effective solution. Pressure injuries, especially HAPIs, are complex, difficult to treat, and at risk for re-occurrence.

Pressure Injuries Background

A pressure injury is caused when skin integrity is broken down by some type of unrelieved pressure, leading to the destruction of normal structure and function. The National Pressure Injury Advisory Panel, or NPIAP, the preeminent U.S. professional organization dedicated to prevention and management of PIs, uses these four criteria to define a PI:

●	A pressure injury is localized damage to the skin and underlying soft tissue, usually over a bony prominence.
●	The injury can present as intact skin or an open ulcer and may be painful.
●	The injury occurs as a result of intense pressure, prolonged pressure, or pressure in combination with shear.
●	The tolerance of soft tissue for pressure and shear may also be affected by microclimate, nutrition, perfusion, comorbidities and condition of the soft tissue.

Common places for PIs to develop include the back of the head, shoulders, elbows, buttocks, hips, ankles, and heels.

The 4 Stages of Pressure Injuries - PI Stage 1

Non-blanchable erythema of intact skin. Intact skin with a localized area of non-blanchable erythema, which may appear differently in darkly pigmented skin. Presence of blanchable erythema or changes in sensation, temperature or firmness may precede visual changes. Color changes do not include purple or maroon discoloration; these may indicate deep tissue pressure injury.

Stage 1 in Darkly Pigmented Skin: Research indicates that people with darker skin tones are more likely to develop higher stage pressure injuries, possibly because skin assessment protocols are less effective in identifying damage earlier. Pigmentation of the skin may prevent visualizing the reactive hyperemia in the pressure injury.4

Currently, PIs are discovered only as they begin to appear on the skin, after they have been festering underneath the skin layers. Nurses regularly assess patients at high risk by evaluating them according to accepted scores (e.g., Braden or Norton Scales). Hospitals can then get the patient onto a different type of mattress that wicks away moisture, changes patient support and reduces pressure and imposes orders for the individual to be turned every few hours, for example. The risk of a PI among acute care patients ranges between 2-40% of patients.

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

4 Current Perspectives on Pressure Injuries in Persons with Dark Skin Tones from the National Pressure Injury Advisory Panel, Adv Skin Wound Care. 2023 Sep 1;36(9):470-480. doi: 10.1097/ASW.0000000000000032. Epub 2023 Aug 7. PMID: 37590446.

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

The Agency for Healthcare Research and Quality (AHRQ) has identified several basic principles for PI prevention: (a) use a validated tool to assess risk such as the Braden Scale and Norton Scale; (b) implement a preventive plan for residents at risk, which should focus on avoiding friction and sheer trauma to at-risk skin regions, as well as an individualized plan to reduce pressure, such as frequent repositioning; and (c) daily inspection of the skin for high-risk residents, as deep tissue damage can occur in as little as two hours. The most common method used to detect early pressure injuries is a visual assessment by a professional caregiver focusing on areas where PIs most frequently develop. This visual assessment is subjective, unreliable, untimely and ineffective as PIs develop under the skin before becoming visible to the naked eye. Technology-based methods for detecting and monitoring PIs have been developed, but none have succeeded in providing an effective solution. These include ulcer assessment based on skin conductivity which has relatively low resolution and is influenced by different topical skin conditions (e.g., moisture, urine or feces). Other system solution methods such as electronic medical record programs, which prompt providers to document results of PI screening every shift or day, are of great importance in diagnosing PIs early and preventing progression. Pads designed to specifically cover pressure points such as the sacrum and heels, as well as foam pads designed to wrap around at-risk body parts, are common products. However, it is important to note that some pads can actually be detrimental; for example, supports with cut-outs can have increased pressure at their edges. Hospital-acquired PI rates are increasing while all other hospital-acquired conditions are decreasing (AHRQ, 2019).

PressureSafe™

Since 2017, we have been designing and developing PressureSafe™, a novel device that has the potential to provide a reliable method of monitoring and recording patients, providing additional bio information to healthcare providers as to where and when a pressure injury may occur. The technology platform is designed to record information relating to each patient. The core technologies underlying the PressureSafe™ device are patent protected (US Patent No. US 10,709,365 and US Patent No. US10,772,541). Our technology platform is based on the fact that tissues of the human body absorb and reflect omitted light in different wave lengths (from the visual light to infra-red light), and the light is reflected and scattered back from different skin layers. During this process, the reflected and scattered light waves through a damaged area changes its properties in comparison to light reflection and scattering from normal healthy tissue. The PressureSafe™ device is being designed to capture, analyze and identify tissue status to make early PI diagnoses using Spectrographic Analysis, while AI based algorithm is implemented to improve diagnostic accuracy. The PressureSafe™ device illuminate the skin with a miniature set of LEDs less than a second in order to acquire the tissue fingerprint. The emitted light photons from the device will be absorbed, scattered, and reflected back. The device will then detect the absorption and reflectance, and by using algorithms, it will process the signals to identify and classify the scanned area.

As all person’s skin properties are unique, the diagnosing physician needs to use a device as the PressureSafe™, which automatically calibrate the device to the specific patient’s skin, a process that takes merely a few seconds and allows personalized diagnosis, improving physician diagnostic process effectiveness, as the PressureSafe™ device is designed to measure regardless of skin color. Our technology is being developed to enable the assessment of different subepidermal layers by scanning through these skin layers, thus assessing the subepidermal damaged tissue using multi-biomarker approach and assisting with additional information to allow better treatment. Assessing the subepidermal biomarkers has been developed to “raise a flag” to allow the caregivers intervene and prevent their opening (“skin breakage”). The biomarkers that our algorithm uses starts from the early inflammatory process, as soon as local underlying tissue function is disturbed, ischemia and cells begin to be damaged.

7 Home Healthcare Market will grow at CAGR of 8.7% to hit $645.10 billion by 2025: Adroit Market Research.

8 Ferrell, B., Josephson, K., Norvid, P. and Alcorn, H., 2000. Pressure Ulcers Among Patients Admitted to Home Care. Journal of the American Geriatrics Society, 48(9), pp.1042-1047.

PressureSafe™ is a hand-held scanner designed to provide additional information as a DSS, to support the care giver effectively with the main diagnostic ability to identify PIs and to differentiate between deep tissue PIs (before they become visible) and Stage 1 PIs. Deep tissue PIs are serious, deep PIs that form under intact skin, spread in deep tissues and eventually present themselves as full thickness wounds. The PressureSafe™ is composed of (a) a handheld optic probe device, which utilizes harmless infra-red light that is placed on the skin and has a disposable tip that is changed between patients. The optic probe with its disposable cover is placed on suspected areas for performing measurements; (b) a disposable probe tip component, changed between patients to avoid cross-contamination; (c) a software component containing machine learning algorithm for analyzing the collected data; and (d) software for connectivity and downloading the collected data and measurements results to the EMR/EHR systems used by the medical center or homecare company.

PressureSafe™ is a non-invasive real-time optical monitoring device to support early intervention in PI treatment prior to skin breakage. The device performs a reflectance spectroscopy scan to generate information for the decision maker, while collecting data on epidermal and subepidermal physiological changes together with other bio-signals typical of early formation of PIs in the main three skin layers, thus detecting the appearance of life-risking pressure injuries. PressureSafe™ is designed to detect changes deep in the skin, regardless of skin tone, by measuring bio markers. As soon as local subcutaneous tissue function is disturbed and cells begin to disintegrate by pressure exerted upon the body area, our scanner is designed to be able to detect this very early inflammatory process and tissue structure changes. The technology will allow patient monitoring and immediate reading in a non-invasive way. It has the potential to help to reduce the number of PIs dramatically through accurate early classification, making it attractive for public and private healthcare systems worldwide.

PressureSafe™ Studies

Our product candidates are in various stages of development and production. The PressureSafe™ device is in an advanced stage of development and is planned to be our first go-to-market product.

We have completed the development of the first generation PressureSafe™ prototype in the second quarter of 2022. In June 2022, IR. Med Ltd., our wholly owned subsidiary, entered into a study agreement with Beit Rivka, a large geriatric hospital in Israel associated with Clalit, the largest Health Maintenance Organization, or HMO, in Israel, to conduct a usability study of PressureSafe™.

On July 17, 2023, we published our interim report of usability study performed in Israel in leading medical centers with the following results: PressureSafe™ demonstrated very high efficacy in noninvasively detecting the presence and absence of PIs below the skin’s surface. PressureSafe™ accurately detected the presence of a PI in 96% of cases. In addition, PressureSafe™ correctly determined that no wound was present in 91% of cases. The study was conducted at two medical centers owned by Clalit, namely Beit Rivka Hospital and Rabin Medical Center both in Petah Tikva, where 370 PressureSafe™ scans were performed on 25 patients who had Stage 1 PIs or deep tissue injuries. No device related safety issues were reported in the total of 44 patients evaluated for safety.

On September 26, 2023, we announced that we signed a Clinical Trial Agreement with the Methodist Healthcare System of San Antonio to conduct a useability study titled “Safety and Efficacy of the PressureSafe™ device for early assessment of Pressure Injury in People with Various Skin Tones, Including Dark Skin Tones.” Methodist Healthcare is recognized as the most respected healthcare provider in its region. With a network of 85 hospitals, 9 of which are acute care facilities, Methodist Healthcare employs more than 11,000 people, including 2,700 physicians. Based on our intended protocol, we plan to have 50% of the subjects for the upcoming study to have a dark skin tone, thus producing comparative data on PressureSafe™’s accuracy as a decision support device in detecting early-stage PIs in people of darker and lighter skin tones. Early-stage PIs can be more difficult to see on dark skin tones with the current standard of care for the assessment of PIs, which is visual skin inspection.

On February 20, 2024, we reported 92% efficacy for PressureSafe™. Data from the study conducted at two medical centers owned by Clalit, namely Beit Rivka Hospital and Rabin Medical Center, presented at the NPIAP 2024 Annual Conference on February 16 and 17, 2024 in San Antonio, Texas. The 14-day efficacy portion of the single arm, bi-center study evaluated 38 patients at high risk of pressure injury development. A total of 924 scans were conducted on 154 body locations. Nurses conducting the scans were blinded to PressureSafe™’s results, which were encrypted. PressureSafe™ detected Stage 1 pressure injuries with 92% sensitivity and 88% specificity. Additional portions of the study evaluated safety, as well as device calibration and validation. Total data from 66 patients was obtained for safety analysis and no safety signals were identified in 1,493 scans. Based on these data, the study concluded that PressureSafe™ is a safe, efficient, and valuable method for early assessment of pressure injuries. On May 22, 2024, we published a poster presentation on our website titled “Near Infra-Red Spectroscopy scanner for early assessment of stage 1 pressure injury and deep tissue injury – clinical study results”, which includes data that was presented at the NPIAP 2024 Annual Conference in San Antonio, Texas.

On April 9, 2024, the PressureSafe™ decision support device received an FDA listing certification. PressureSafe™ is classified as a Class I device and is exempt from 510(k) premarket submission. We are currently working on completing larger scale production of the commercial version of the PressureSafe™ device, with initial sales planned during the second half of 2025, following the listing under the FDA.

On September 10, 2024, we announced the start of a usability study PressureSafe™, at San Antonio, Texas based Methodist Healthcare. The study, titled “Safety and Efficacy of the PressureSafe™ Device for Early Assessment of Pressure Injury in People with Various Skin Tones, Including Dark Skin Tones,” has received approval from Methodist Healthcare and has commenced patient enrollment and monitoring. Methodist Healthcare is widely regarded as one of the most respected healthcare providers in its region. With a growing network of care locations including hospitals, surgery centers, ERs, and family health clinics, each year Methodist Healthcare serves 608,000 patients, including 11,000 births, and 330,000 ER visits. The study aims to improve the early assessment and prevention of pressure injuries among all patients. Importantly, the study aims to address the substantial challenge of healthcare inequality in the assessment of pressure injuries in people of dark skin tones who are more than twice as likely to suffer from pressure injuries than those with lighter skin tone, according to a 5-year study published in Wounds. The current standard of care relies on visual inspection of the skin, which can be less effective for early assessment in individuals with darker skin tones. Up to 104 people will be enrolled in the study, approximately half with dark skin tones. Registered nurses specialized in wound care, or WOCN, will be trained in using PressureSafe™. Sensitivity and specificity will be assessed and compared to standard of care visual skin assessment done by the WOCN nurses.

DiaSafe

We are now in the development stages of Software/Hardware, algorithms and optics to allow early assessment of incipient DFU in the lower limbs, the DiaSafe™. DiaSafe™ is an adjustment to the PressureSafe™ proven technology allows us to reduce the development period and approach the relevant markets faster. We plan to initiate a clinical study in Israel, to train the developed algorithm and test patients.

DFU Background

Diabetic foot ulcer are an increasing problem among diabetic patients. Diabetic foot ulcers are one of several serious complications of diabetes progression. Major contributing causes to diabetic foot ulcers are peripheral neuropathy, peripheral arterial disease, and immunosuppression. Up to 15% of patients with diabetes have diabetic foot ulcers, and these ulcers lead to more than 80,000 amputations per year in the United States. The lifetime risk of diabetic foot ulcers for patients with diabetes may reach up to 68 per 1,000 people as reported by some studies. As a diabetic foot ulcer progresses, the patient’s risk for amputation increases; in nearly 84% of patients who have a lower limb amputation secondary to diabetes, the amputation is preceded by a diabetic foot ulcer. Peripheral neuropathy secondary to diabetes is an etiologic factor of diabetic foot ulcers and is estimated to affect 5.5 million people in the United States.

These collective findings indicate that diabetic foot ulcers lead to serious disability, serious reduction in patient quality of life, and high financial costs for society. With increased vigilance on risk assessment, diagnosis, and management of diabetic foot ulcers, clinicians can improve patient outcomes and reduce healthcare costs.

There are a few established methods for diagnosing DFU. These methods assess side effects of diabetic related symptoms as Peripheral Artery Disease diabetic neuropathy (mono-filament test tuning fork test), skin temperature, BP, heart rate, skin dryness etc. The suggested DiaSafe™ device measures actual dermal and subdermal changes of injured skin tissue structure caused directly the development of diabetic foot ulcers. The optical platform developed by IR-MED allows direct assessment and measurement of changes in skin structure (including blood flow changes).9

●	Market Prevalence: The percentage of Americans aged 65 and older diagnosed with diabetes remains high, at 29.2%, or 16.5 million seniors (diagnosed and undiagnosed).

9 Tuttolomondo A, Maida C, Pinto A. Diabetic foot syndrome: Immune-inflammatory features as possible cardiovascular markers in diabetes. World J Orthop. 2015 Jan 18;6(1):62-76. doi: 10.5312/wjo.v6.i1.62. PMID: 25621212; PMCID: PMC4303791.

10 https://journals.lww.com/jaapa/fulltext/2015/05000/pathogenesis_and_management_of_diabetic_foot.6.aspx

●	Diabetic foot ulcers are wounds on the feet that develop in patients with type 1 or type 2 diabetes. About one-third of people with diabetes develop a foot ulcer during their lifetime. Diabetic foot ulcers affect about 18.6 million people worldwide and 1.6 million in the U.S. annually. Treatment of infection in a diabetic ulcer is difficult and expensive. Patients usually need to take long-term medications or become hospitalized for an extended period of time DFU treatment is expensive. On average, the treatment cost for wounds with Wagner grade I in five industrialized countries was $3,096 in 2010. However, if the wound becomes complicated and amputated, the cost will rise to almost $107,900.[10] Average in-hospital costs were $10,827 (range: $702–$82,880) per DFU episode. Primary healed DFUs costs on average $4,830, single minor amputations on average $13,580, multiple minor amputations on average $31,835 and major amputations on average $73,813 per episode.[11]

All the diabetic patients should undergo comprehensive foot exam once a year. The goal of this examination is to determine the risk factors that may result in a foot ulcer and consequently amputation of the affected organ. The physical examination contains observation, palpation of the pulses in the lower extremities, including the posterior tibial and dorsalis pedis pulses. The physical examination also includes neurological tests. At least two neurologic tests are performed and one of the tests should measure the protective sensation in which a 10 g monofilament is used. Vibration sensation using a 128 Hz diapason.

DiaSafe

The DiaSafe™ device as the PressureSafe™ device is being designed to capture, analyze and identify tissue status to make early DFU assessment and classification using Spectrographic Analysis, while AI based algorithm is implemented to improve provided diagnostic accuracy. The DiaSafe™ device illuminates the skin with a miniature set of LEDs less than a second in order to acquire the tissue fingerprint. The emitted light photons from the device will be absorbed, scattered and reflected back. The device will then detect the absorption and reflectance, and by using algorithms, it will process the signals to identify and classify the scanned area or DFU.

As all person’s skin properties are unique, the diagnosing physician needs to use a device as the DiaSafe™, which automatically calibrate the device to the specific patient’s skin, a process that takes merely a few seconds and allows personalized diagnosis, improving physician diagnostic process effectiveness, as the DiaSafe™ device is designed to measure regardless of skin color. Our technology is being developed to enable the assessment of different subepidermal layers by scanning through these skin layers, thus improving the identification of the damage, assessing the subepidermal damaged tissue volume and assisting with additional information to allow better treatment efficacy. Measuring the differences of subepidermal biomarker is being developed to detect early formation of DFUs and to “raise a flag” to allow the caregivers intervene and prevent their appearance. The biomarkers that our algorithm detects start from the early inflammatory process, as soon as local underlying tissue function is disturbed, and cells begin to be damaged.

DiaSafe™ is a hand-held scanner designed to provide additional information as a DSS, to support the care giver effectively with the main diagnostic ability to identify DFUs and to differentiate between DFUs under different skin conditions (before they become visible. The DiaSafe™ is composed of: (a) a handheld optic probe device, which utilizes harmless infra-red light that is placed on the skin and has a disposable tip which is changed between patients. The optic probe with its disposable cover is placed on suspected areas for performing measurements; (b) a disposable probe tip component, changed between patients to avoid cross-contamination; (c) a software component containing machine learning algorithm for analyzing the collected data; and (d) software for connectivity and downloading the collected data and measurements results to the EMR/EHR systems used by the medical center or homecare company.

DiaeSafe™ is a non-invasive real-time optical monitoring device to support early intervention in DFU treatment prior to skin breakage. The device performs a reflectance spectroscopy scan to generate information for the decision maker, while collecting data on epidermal and subepidermal physiological changes together with other bio-signals typical of early formation of PIs in the main three skin layers, thus detecting the appearance of life risking pressure DiaSafe™ is designed to detect changes deep in the skin, regardless of skin tone, by measuring bio markers. As soon as local subcutaneous tissue function is disturbed and cells begin to disintegrate by pressure exerted upon the body area, our scanner is designed to be able to detect this very early inflammatory process and tissue structure changes. The technology will allow patient monitoring and immediate reading in a non-invasive way. It has the potential to help to reduce the number of DFUs dramatically through accurate early classification, making it attractive for public and private healthcare systems worldwide.

11 https://www.ncbi.nlm.nih.gov/pmc/articles/PMC3634178/ Iraj B, Khorvash F, Ebneshahidi A, Askari G. Prevention of diabetic foot ulcer. Int J Prev Med. 2013;4(3):373-376, https://jamanetwork.com/journals/jama/fullarticle/2812203.

12 https://www.sciencedirect.com/science/article/abs/pii/S0168822717302413.

Our Strategy

Our goal over the next five years is to establish our technology and related products as the gold standard for the targeted sectors. The key elements of our strategy are as follows:

Develop and expand a balanced and diverse pipeline of products and product candidates. Our core platform technologies will include innovative spectrographic analysis tools for diagnostic aid, AI, devices and product candidates in various development and clinical stages. We plan to add products and product candidates to our pipeline by expanding our technologies that are being developed to additional indications and through investing in new technologies, products and product candidates. By maintaining this multi-product approach, we aim to provide a broad and comprehensive product offering, which we believe will result in multiple value inflection events, reduced risks to our potential business associated with a particular product or product candidate and increased return on investment. Furthermore, product candidates that we develop may create attractive collaboration opportunities with pharma, diagnostics, medical devices and medical supplies companies.

Target large and growing patient populations with significant unmet medical needs. PIs and DFUs are medical conditions afflicting large and growing global patient populations, each with significant unmet medical needs such as requiring earlier and more accurate diagnosis, reducing the widespread reliance on antibiotics and optimizing the delivery of medical services, thereby improving the efficacy and safety of treatment.

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

Establish distribution channels to maximize the commercial potential of our products. We plan to seek out collaborative arrangements with major healthcare providers to facilitate market adoption of our product candidates. We believe that such institutions are well-positioned to directly benefit from improvements in accurate diagnosis and the reduction of cost of care associated with the use of our product candidates. We also believe that the marginal cost of our product candidates compared to potential savings will make it economical for healthcare institutions to adopt our products, regardless of whether or not additional costs of purchase of these products will be covered by third-party payors, such as government healthcare programs and commercial insurance companies. Through cooperation with healthcare providers, we aim to develop and prove an economic model beneficial to them. Thereafter, we plan to engage with private insurance plans to develop reimbursement programs encouraging the use of our product candidates. We expect that adoption rates of our products will increase if hospitals and other medical institutions are compensated, in full or in part, for additional costs incurred when purchasing our products.

Disposable unit/Pay Per Use (PPU) business model - Our developing business model will be based on disposable need to be changed per patient examined. This will allow potential customers to pay only per use of the device, with minimal investing in equipment, and have great potential to generate substantial revenues to the company. As we develop large, accumulated databases, we plan to offer software as a service (SAAS) to our customers.

R&D and New Product Development

We believe our strong research and development (R&D) capabilities are one of our principal competitive strengths. Our R&D activities are conducted at our subsidiary’s facility in Israel. Our team of employees and sub-contractors is comprised of current and future dedicated research and development employees, system architects, algorithm developer engineers, software engineers, electronics and electro-optics engineers, quality engineers and regulatory and health experts, who are responsible for R&D, development and testing of our technologies and product candidates.

We plan to increase our R&D team as necessary to meet our product development goals and milestones and deliver the products in the right time to market and in the required quality.

Intellectual Property

General

We rely on a combination of patents, trade secrets, non-disclosure agreements and other intellectual property to protect the proprietary technologies that we believe are important to our business. Our success will depend in part on our ability to obtain and maintain patents and other proprietary protection for commercially important inventions and know-how, defend and enforce our patents, maintain our licenses, preserve our trade secrets and operate without infringing valid and enforceable patents and other proprietary rights of third parties. We also rely on continuing technological innovation to develop, strengthen and maintain our proprietary position in the field of diagnostic decision support software devices.

The IR based core technologies underlying the PressureSafe™ device are covered by patent issued (US Patent No. US 10,709,365 and US Patent No. US10,772,541) issued on July 14, 2020, and September 15, 2020, respectively. All our patents are marked under “system and method for noninvasive analysis of subcutaneous tissue”. Such patents are owned by IR. Med Ltd. and are valid through August 2034.

These patents are based on physical phenomena of light reflection from the surface of the skin. The PressureSafe™ device irradiates the surface of tissue with harmless infrared and visual light radiation. The reflected light from the tissue changes its physical properties according to the level of injury in the sub dermal tissue (under the skin). Comparing the reflected light from a healthy tissue and reflected light from a suspected injured tissue allows early assessment of sub dermal PIs.

During 2022, we applied for two new provisional patents in the US. and European Union, one for the PressureSafe™ device and one for Nobiotics.

During 2023, we applied for two patents in the U.S. protecting different configurations of our devices and new technological developments. We also applied for two design patents covering our unique design of our devices and accessories, and were granted one patent from the Israeli Patent Office supporting the American patents already approved.

During 2024, we applied for three design patents, protecting PressureSafe™ and DiaSafe™ design and our disposable tip cover design in a various stages of approval.

As of the date of this report, a significant portion of our granted U.S. patent applications and pending patent applications in foreign jurisdictions is directed to enhance both the PressureSafe™ device and other future applications. However, some of these patent applications may not result in issued patents, and not all issued patents may be maintained in force for their entire term.

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

We expect PressureSafe™, if and when commercially available, to compete directly with Bruin’s Biometrics Provizio SEM Scanner, which is currently commercially available in the U.S., U.K. and the E.U. As we intend with the PressureSafe™ device, the Bruin scanner is marketed to senior care facilities, as well as other health care centers. Bruin’s product is based on electro-resistance measurement of the skin’s moisture, a method that is significantly different from the approach contained in the PressureSafe™ device, which utilizes real-time, multi bio marker, optical monitoring device combined with AI-based capabilities for assessment of PIs in different settings. In addition, new developments, including the development of other medical device technologies and methods of preventing PIs, occur in the medical device industry at a rapid pace.

Diabetic foot ulcer assessment is a process composed of collecting a patient’s background data and point of care measurements, such as lower limbs data (pulse quality, level of neuropathy, etc.). The collected information allows rough assessment of a DFU to develop. Since there is no way to measure direct biomarkers associated with DFU, we are developing the technology and a device that will measure direct biomarkers demonstrating development of subdermal DFU.

Manufacturing

We do not own or operate manufacturing facilities. While we plan to depend on third-party contract manufacturers for device manufacturing, we plan to perform the final assembly, quality control and release of finished goods in our facilities.

Manufacturers of our products are required, among other things, to comply with applicable FDA/EMA manufacturing requirements contained in the FDA/EMA’s Quality System Regulation, or QSR. The QSR requires manufacturing quality assurance and quality control as well as the corresponding maintenance of records and documentation.

Major changes to the device generally require regulatory approval before being implemented (e.g., adding new indications and additional labeling claims, etc.).

Under FDA Medical Device Reporting, or MDR, regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. Discovery of problems with a product after product release may result in restriction on a product or manufacturer, including withdrawal of the product from the market.

We do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates if they are approved. We intend to enter into contract manufacturing agreements and one or more back-up manufacturers for the commercial production of our product candidates when they are near potential approval.

Distribution and Revenue Generation

On October 7, 2022, we entered into an exclusive Distribution and License Agreement, or the Distribution Agreement, with PI Prevention Care LLC, a Delaware limited liability company, or the Distributor, pursuant to which the Distributor received exclusive royalty bearing rights to promote, market and sell solely in the United States our PressureSafe™ monitoring device.

On June 18, 2024, we provided the Distributor with a notice of the Commercial Launch Date of September 20, 2024. On July 16, 2024, we provided a notice of breach of contract to the Distributor following his lack of response to our Commercial Launch Date notice. Effective as of October 15, 2024, as a result of our notice to the Distributor of the Distributor’s material breach of the Agreement following its failure to timely pay the license fee as required, the Agreement was terminated.

We plan to seek out collaborative arrangements with major healthcare providers to facilitate market adoption of our product candidates. We believe that such institutions are well-positioned to directly benefit from improvements in accurate diagnosis and the reduction of cost of care associated with the use of our product candidates. We also believe that the marginal cost of our product candidates compared to potential savings will make it economical for healthcare institutions to adopt our products, regardless of whether or not additional costs of purchase of these products will be covered by third-party payors, such as government healthcare programs and commercial insurance companies. Through cooperation with healthcare providers, we aim to develop and prove an economic model beneficial to them. Thereafter, we plan to engage with private insurance plans to develop reimbursement programs encouraging the use of our product candidates. We expect that adoption rates of our products will increase if hospitals and other medical institutions are compensated, in full or in part, for additional costs incurred when purchasing our products.

We intend to establish sales and marketing structures and strategic partnerships in the United States, U.K. and Europe to support all of our product candidates.

The target market for our PressureSafe™ device is relevant healthcare settings (i.e., hospitals, senior care facilities, homecare companies, etc.), nursing homes and a growing segment of long-term homecare givers. Towards that end, in the third quarter of 2022, we began preparations in anticipation of commercialization of PressureSafe™ in the United States during 2024, pending regulatory approvals, which have been delayed.

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

The DiaSafe™ once developed, will be marketed pending our receipt of the appropriate sales approvals. We expect the marketing will be done with local partners who have the relevant abilities and connections per each relevant distribution territory. Since each country has its own specific healthcare system, a local partner (one or more) will be chosen to address the specific market needs in terms of regulations and technical support. Pricing will be determined by the local partner, taking into account all overhead expected costs, regulation requirements and reimbursement methods.

In both the PressureSafe™ and the DiaSafe™ devices, the revenue stream is expected to be generated mainly from the disposables and PressureSafe™ solution as a service (PSaaS) that are needed for the proper operation of the device, while the device itself likely be given under lease agreements. It is envisioned that the disposable component will be mass produced.

It is expected that market penetration will be achieved through original equipment manufacturing agreements with one of several large medical device companies already selling to the target market. At the current time, we have no commitments from any such distributors or original equipment manufacturing partners.

Facilities

Our subsidiary occupies approximately 130 square meters of facilities located in Rosh Pinna industrial zone, Israel, under an agreement for shared office space and services that expires upon 90 days’ notice by either our subsidiary or the landlord. Through December 31, 2024, we recorded liability of 297,000 New Israeli Shekels, or NIS, (approximately $82,000), due to rent and office services.

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

Unless an exemption applies, each medical device, such as our PressureSafe™ and DiaSafe™ that are intended to be commercially distributed in the United States, requires 510(k) clearance from the FDA. Based on the FDA guidance documents that we have reviewed, we expect to be subject to the shorter and more streamlined 510(k) process for PressureSafe™, which typically involves less risk of uncertainty and the submission of less supporting documentation, without the costly clinical trials (though of course no prior guarantee can be provided as to such regulatory treatment). Generally, gaining 510(k) clearance for a product depends on demonstrating that the subject product is “substantially equivalent” to a previously cleared 510(k) device.

For the PressureSafe™ device, we are worked closely with our FDA regulatory consultants to complete our pre-market notification to the FDA for 510(k) clearance and all other necessary design and manufacturing processes. We intend to pursue approximately the same regulatory track for the DiaSafe™ device.

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

Ongoing Regulation by FDA.

Placing the PressureSafe™ device on the market requires in addition:

●	Establishment registration and device listing;
●	Quality system regulation, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
●	Labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses, and other requirements related to advertising and promotional activities;
●	Medical device reporting, or MDR regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
●	Corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the 1938 Federal Food, Drug, and Cosmetic Act, or FDCA, that may present a risk to health;
●	Labelling and Unique Device Identification, or UDI, regulations; and
●	Post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device. (Refer to the section below)

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

Usability Studies

We have completed the development of the first generation PressureSafe™ prototype in the second quarter of 2022. In June 2022, IR. Med Ltd., our wholly owned subsidiary, entered into a study agreement with Beit Rivka, a large geriatric hospital in Israel associated with Clalit, to conduct a usability study of PressureSafe™.

In February 2023, our subsidiary IR. Med Ltd. entered into an agreement with Rabin Medical Center in Israel to perform a usability study, as an additional study center to the current study that we have been performing at Beit-Rivka, a large geriatric hospital in Israel. The agreement is to conduct a usability study of our proprietary and patent protected “PressureSafe™” device, which we plan to launch as a DSS tool for care givers in hospitals, nursing homes and homecare companies.

On July 17, 2023, we published our interim report of usability study performed in Israel in leading medical centers with the following results: PressureSafe™ demonstrated very high efficacy in noninvasively detecting the presence and absence of PIs below the skin’s surface. PressureSafe™ accurately detected the presence of a PI in 96% of cases. In addition, PressureSafe™ correctly determined that no wound was present in 91% of cases. The study was conducted at two medical centers owned by Clalit, namely Beit Rivka Hospital and Rabin Medical Center, both in Petah Tikva, where 370 PressureSafe™ scans were performed on 25 patients who had Stage 1 PIs or deep tissue injuries. No device related safety issues were reported in the total of 44 patients evaluated for safety. On February 20, 2024, we reported 92% efficacy for PressureSafe™. Data from the study was presented at the NPIAP 2024 Annual Conference on February 16 and 17, 2024 in San Antonio, Texas. The 14-day efficacy portion of the single arm, bi-center study evaluated 38 patients at high risk of pressure injury development. A total of 924 scans were conducted on 154 body locations. Nurses conducting the scans were blinded to PressureSafe™’s results, which were encrypted. PressureSafe™ detected Stage 1 pressure injuries with 92% sensitivity and 88% specificity. Additional portions of the study evaluated safety, as well as device calibration and validation. Total data from 66 patients was obtained for safety analysis and no safety signals were identified in 1,493 scans. Based on these data, the study concluded that PressureSafe™ is a safe, efficient, and valuable method for early assessment of pressure injuries. On May 22, 2024, we published a poster presentation on our website titled “Near Infra-Red Spectroscopy scanner for early assessment of stage 1 pressure injury and deep tissue injury – clinical study results”, which includes data that was presented at the NPIAP 2024 Annual Conference in San Antonio, Texas.

On September 26, 2023, we announced that we signed a Clinical Trial Agreement with the Methodist Healthcare System of San Antonio to conduct a useability study titled “Safety and Efficacy of the PressureSafe™ Device for Early Assessment of Pressure Injury in People with Various Skin Tones, Including Dark Skin Tones.” On September 10, 2024, we announced the start of a usability study PressureSafe™, at San Antonio, Texas based Methodist Healthcare. The study, titled “Safety and Efficacy of the PressureSafe™ Device for Early Assessment of Pressure Injury in People with Various Skin Tones, Including Dark Skin Tones,” has received approval from Methodist Healthcare and has commenced patient enrollment and monitoring.

On September 10, 2024, we announced the start of a usability study for our lead product, PressureSafe™, at San Antonio, Texas based Methodist Healthcare. The study, titled “Safety and Efficacy of the PressureSafe™ Device for Early Assessment of Pressure Injury in People with Various Skin Tones, Including Dark Skin Tones,” has received approval from Methodist Healthcare and has commenced patient enrollment and monitoring. Methodist Healthcare is widely regarded as one of the most respected healthcare providers in its region. With a growing network of care locations including hospitals, surgery centers, ERs, and family health clinics, each year Methodist Healthcare serves 608,000 patients, including 11,000 births, and 330,000 ER visits. The study aims to improve the early assessment and prevention of pressure injuries among all patients. Importantly, the study aims to address the substantial challenge of healthcare inequality in the assessment of pressure injuries in people of dark skin tones who are more than twice as likely to suffer from pressure injuries than those with lighter skin tone, according to a 5-year study published in Wounds. The current standard of care relies on visual inspection of the skin, which can be less effective for early assessment in individuals with darker skin tones. Up to 104 people will be enrolled in the study, approximately half with dark skin tones. Registered nurses specialized in wound care (WOCN) will be trained in using PressureSafe™. Sensitivity and specificity will be assessed and compared to standard of care visual skin assessment done by the WOCN nurses.

In March 2025, we announced that our clinical and executive team had the privilege of demonstrating PressureSafe™ at the National Pressure Injury Advisory Panel (NPIAP) 2025 Conference, the leading U.S. conference for pressure injuries, held during the last week of February 2025. During the conference, our booth drew significant interest from key opinion leaders, healthcare practitioners, scientists, and commercial partners, which reinforced the industry’s enthusiasm for our innovative technology. Two principal investigators presented compelling results from key studies. The first study, conducted at Clalit Medical Centers in Israel, included final results from Beit Rivka Hospital and Rabin Medical Center, both part of Clalit, the world’s second-largest Health Maintenance Organization (HMO). This study assessed PressureSafe™’s Infrared Spectroscopy Scanner (IRSS) for evaluating Stage 1 pressure injuries (PI) and suspected deep tissue injuries (sDTI). Findings from 924 scans revealed a sensitivity of 89% and specificity of 90%, with no device-related adverse events across 1,475 scans. The device improved the assessment of pressure injuries before skin breakage, reduced reliance on subjective visual assessment, and contributed to a measurable reduction in pressure injuries. The second study, focused on diverse skin tones, was conducted in two Methodist hospitals in Texas to evaluate the effectiveness of Near-Infrared (NIR) Spectroscopy in addressing pigmentation-related challenges. Ongoing Phase 1 data from 294 scans demonstrated a 90% sensitivity rate, establishing PressureSafe™’s reliability across diverse populations. By using the IRSS with a multi-biomarker approach to assess underlying tissue, the device provides a reliable quantitative method to assist healthcare professionals in clinical assessments

In addition, we plan to conduct usability studies in the U.S. or other countries on the PressureSafe™ and on the DiaSafe™. Additional regulations govern the approval, initiation, conduct, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Such investigational use is generally also regulated by local and institutional requirements and policies which usually include review by an ethics committee or institutional review board, or IRB. Failure to comply with all regulations governing such studies could subject the company to significant enforcement actions and sanctions, including halting of the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties and other actions. Without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH and its implementing regulations, imposes certain requirements relating to privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”— independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

International Regulation

The European Commission is the legislative body responsible for the EU MDR (Medical Device Regulation) with which manufacturers selling medical products in the European Union and the European Economic Area, or EEA, must comply. The European Union has adopted regulations of design, manufacture, labeling, clinical studies, post-market clinical follow-up, post-market surveillance and vigilance for medical devices. Devices that comply with the requirements of a relevant EU MDR will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable regulations and, accordingly, can be marketed throughout the European Union and EEA, after being certified by a Notified Body. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states.

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for bringing the product to the U.S. market.

Employees & Consultants

As of April 4, 2025, we had 3 employees on a full-time basis, with one employee and one service provider on a part-time basis, engaged in product research and development at IR. Med Ltd.

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

Corporate and Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge though our website (http://www.irmedical.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the SEC.

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

●	We are a development stage medical device company and have a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve or maintain profitability.

●	We will need substantial additional funding to continue our operations, which could result in significant dilution or restrictions on our business activities. We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail.

●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this report. Our audited financial statements on December 31, 2024, were prepared assuming that we will continue as a going concern.

●	Medical device development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product.

●	The size and future growth in the market for our planned devices under development has not been established with precision and may be smaller than we estimate, possibly materially. If our estimates and projections overestimate the size of this market, our sales growth may be adversely affected.

●	Any product candidates we may advance into clinical trials (assuming the FDA so requires) may be subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates, all of which can adversely affect our business

●	We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.

●	If we are unable to establish sales and marketing capabilities or fail to enter into agreements with third parties to market and sell any products we may successfully develop, we may not be able to effectively market and sell any such products and generate product revenue.

●	Failure to manage our growth effectively could increase our expenses, decrease our revenue and prevent us from implementing our business strategy.

●	Failure to secure or retain coverage or adequate reimbursement for our planned products in development by third-party payors could adversely affect our business, financial condition and operating results.

●	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate to protect our technology, our competitors could develop and commercialize technology similar to ours, and our competitive position could be harmed.

●	Our technology development is headquartered in Israel and, therefore, our results may be adversely affected by economic restrictions imposed on, and political and military instability in Israel, including Israel’s multi-front war.

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

As a development stage company, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses in each year due to costs incurred in connection with research and development activities, marketing and general and administrative expenses associated with our operations. For the years ended December 31, 2024, and 2023, we incurred net losses of approximately $1,899,000 and $4,909,000, respectively. As of December 31, 2024, and 2023, we had an accumulated deficit of $16,738,000 and $14,839,000, respectively.

We expect to incur losses for the foreseeable future as we continue the development of, and seek regulatory clearance and approvals for, our devices in development (for pre-emptive diagnosis of PIs on the skin surface), DiaSafe™ and thereafter, for the Nobiotics device (for detecting the ear infections in children). If we fail to generate revenue and eventually become profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or a substantial part of their investment.

We will need substantial additional funding to complete subsequent phases of our medical devices and to operate our business and such funding may not be available or, if it is available, such financing is likely to substantially dilute our existing shareholders.

The discovery, development and commercialization of new medical devices (such as our PressureSafe™ and DiaSafe™ devices) entails significant costs. As we are in the early stage of the engineering, electronics, algorithm and mechanical aspects of our devices and prototypes, we still must develop, modify, refine and finalize them. To enable us to accomplish these and other related items and continue to operate our business, we will need to raise substantial additional capital or enter into strategic partnerships to enable us to:

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

In 2022 and 2023, we raised aggregate gross proceeds of $3,625,000 and $1,000,000, respectively, from sales of our equity and equity linked securities. On June 4, 2024, and July 4, 2024, we raised aggregate gross proceeds of $755,000 from sales of our shares of common stock and warrants to purchase shares of common stock.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this report. Our audited financial statements on December 31, 2024, were prepared assuming that we will continue as a going concern.

Primarily as a result of our losses and limited cash balances and cash flows, the report of our independent registered public accounting firm for the fiscal year ended December 31, 2024, contains an explanatory paragraph on our financial statements stating that the Company has suffered recurring losses from operations and has accumulated deficit that raise substantial doubt about the Company’s ability to continue as a going concern. While the Company raised proceeds of $755,000 during the year ended December 31, 2024, by way of private placement offerings to accredited investors, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the second quarter of 2025. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and/or continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms.

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

We were formed in 2013, and since that time our focus has been on our three leading product candidates, which are the PressureSafe™ device, DiaSafe™ device. We have limited experience with development stage operations, including manufacturing and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the medical device support systems arena. In addition, the early-stage nature of our development operations can only provide limited operating results upon which investors can evaluate our business and prospects.

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

Before the DiaSafe™ and the Nobiotics medical devices can be available for commercial sale the United States and in other countries, we must complete all regulatory requirements necessitated by the FDA and foreign health regulatory authorities and demonstrate the performance and safety of our technology. These activities will include performing clinical useability studies. While we currently plan to pursue 510(k) approval which does not require clinical trials, the FDA may require clinical trials in order to approve our product candidates. Clinical Trials are expensive, difficult to design and implement, can take years to complete and are inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, the outcomes of completed clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval. We have limited resources to complete the expensive process of medical device development, and clinical trials, putting us at a disadvantage, particularly compared to some of our larger and established competitors, and we may not have sufficient resources to commercialize our products under development in a timely fashion, if ever.

We may experience numerous unforeseen events during or as a result of clinical trials that we may be required to perform that could delay or prevent our ability to receive marketing approval or commercialize our products, including:

●	regulators may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	the failure to successfully complete clinical trials testing requirements required by the FDA and foreign health regulatory authorities;

●	we may experience delays in reaching agreement (or fail in reaching agreement) on acceptable clinical trial contracts with third parties or acceptable clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among trial sites;

●	clinical trials of the technology underlying PressureSafe™, DiaSafe™ s devices may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development programs;

●	the number of people with the necessary disorders required for clinical trials may be larger than we anticipate. Enrollment in these clinical trials may be slower than we anticipate. People may drop out of these clinical trials or fail to return for follow-up at a higher rate than we anticipate;

●	our third-party contractors conducting the clinical trials may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	the cost of clinical trials of our products may be greater than we anticipate;

●	the supply or quality of our products or other materials necessary to conduct clinical trials of our products may be insufficient or inadequate; and

●	delays from our suppliers and manufacturers could impact clinical trial completion and impact future revenue.

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

As products are developed towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and configuration, are altered along the way in an effort to optimize processes and results. Any changes we make carry the risk that they will not achieve the intended objectives. Any of these changes could cause our products under development to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered device. Such changes may also require additional testing, regulatory notification or regulatory approval. This could delay the completion of clinical trials, increase costs, delay approval of our future products and jeopardize our ability to commence sales and generate revenue.

We currently have one product that is approved for commercial sale. However, we are unable to predict if our additional products will receive commercial sale approval from regulatory authorities as applicable. If we experience significant delays in doing so, our business will be adversely affected.

We currently have one product that is approved for commercial sale. On April 9, 2024, the PressureSafe™ decision support device received an FDA listing certification. PressureSafe™ is classified as a Class I device. We are currently working on completing larger scale production of the commercial version of the PressureSafe™ device, with initial sales planned during the second half of 2025, following the listing under the FDA. Our ability to generate revenue from our developed products, if any, will depend heavily on their successful development, commercial sale approval, and eventual commercialization. The success of any product that we develop will depend on several factors, including:

●	receipt of timely approval from foreign health regulatory authorities (if we seek approval in any jurisdiction outside the United States);
●	successful completion of all necessary bench testing, and clinical trials, if necessary;
●	our ability to procure and maintain suppliers and manufacturers of the components of the technology underlying PressureSafe™ and future versions;
●	launching commercial sales of our devices, if approved for commercial sale;
●	market acceptance of our devices under development, if approved, by the medical community and third-party payers;
●	our ability to obtain extensive coverage and reimbursement for use of our devices;
●	the perceived advantages, cost, safety, convenience and accuracy of alternative diagnostic methods;

●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our technology and otherwise protecting our rights in our intellectual property portfolio; and
●	maintaining compliance with regulatory requirements, including current good manufacturing practices.

Whether FDA commercial sale approval will be granted for additional products is unpredictable and may depend upon several factors, including the substantial discretion of the regulatory authorities. We may need to perform clinical trials, and the FDA (and as we seek to commercialize in selected international geographies, other foreign regulatory authorities) may require that we conduct additional bench testing, and/or clinical trials, provide additional data, take additional manufacturing steps, or require other conditions, before they let us to market our device. If the FDA or other foreign regulatory authority requires additional clinical trials or data, we would incur increased costs and delays in the access to market, which may require us to expend more resources than we have available.

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

Commercial sale approval in the United States by the FDA does not guarantee approval by other regulatory authorities in other countries or jurisdictions or ensure approval for the same conditions of use. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval processes vary between countries and can involve additional product testing and validation and additional administrative review periods. No product we develop may ever obtain commercial sale approval in the United States or any other jurisdiction, even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these approvals promptly or at all, we could experience significant delays or an inability to fully commercialize any product and achieve profitability.

Both before and after a product is commercially released, we will have ongoing responsibilities under U.S. and corresponding foreign regulations, as applicable. We will also be subject to periodic inspections by the FDA and other foreign regulatory authorities as applicable, to determine compliance with U.S. regulatory requirements, such as the Quality System Regulation, or QSR, the medical device reporting, or MDR, the reporting of adverse events and recalls, the regulations regarding notification on changes and other corresponding regulations of other foreign regulatory authorities, as applicable. These inspections can result in observations or reports, warning letters or other similar notices or forms of enforcement action. If the FDA, or any other foreign authority as applicable, concludes that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, such authority could ban these products, suspend or cancel our marketing authorizations, impose “stop-sale” and “stop-import” orders, refuse to issue export certificates, detain or seize adulterated or misbranded products, order a recall, repair, replacement, correction or refund of such products, or require us to notify health providers and others that the products present unreasonable risks of substantial harm to the public health. Discovery of previously unknown problems with our product’s design or manufacture may result in restrictions on use, restrictions placed on us or our suppliers, or withdrawal of an existing commercial sale approval. The FDA or comparable foreign authority may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, assess civil or criminal penalties against our officers, employees or us, or recommend criminal prosecution of our Company. Adverse regulatory action may restrict us from effectively marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our business, financial condition and operating results.

Foreign governmental regulations have become increasingly stringent and more extensive, and we may become subject to even more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s non-compliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and civil or criminal sanctions.

Our success depends on our ability to complete development, commercialize and gain market acceptance initially for PressureSafe™ and thereafter for any other device.

Our current business strategy is highly dependent on developing and commercially launching one product initially, our PressureSafe™ device and achieving and maintaining market acceptance. We may face challenges convincing physicians, many of whom have extensive experience with competitors’ products and established relationships with other companies, to appreciate the benefits of PressureSafe™ in a way that is superior to and differentiated from currently available technology or know-how and adopt it for supporting diagnostics for their patients.

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

While we are incorporated in the State of Nevada, currently a majority of our directors and executive officers are not residents of the United States. The majority of our assets are located outside the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws against us or any of these persons in a U.S. or foreign court, or to effect service of process upon these persons in the United States. Additionally, it may be difficult for an investor, or any other person or entity, to assert U.S. securities law claims in original actions instituted in foreign countries. Foreign courts may refuse to hear a claim based on a violation of U.S. securities laws on the grounds that foreign countries are not necessary the most appropriate forum in which to bring such a claim. Even if a foreign court agrees to hear a claim, it may determine that foreign law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by foreign countries’ law. There is little binding case law in foreign countries addressing the matters described above.

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

Undetected errors or defects in our planned medical devices under development or future versions thereof could harm our reputation, decrease the market acceptance of PressureSafe™ and DiaDafe™.

The technology underlying PressureSafe™ and DiaDafe may contain undetected errors or defects. Disruptions or other performance problems with devices may delay development, prevent regulatory clearance or harm our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty and liability claims for damages related to errors or defects in the PressureSafe™ and DiaDafe™ devices or future versions thereof. Material liability claims or other occurrences that harms our reputation or decreases market acceptance of our planned products could harm our business and operating results. This risk exists even if a device is available for commercial sale and manufactured.

Any product candidate we may advance into clinical trials (assuming the FDA so requires) may be subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates, all of which can adversely affect our business.

Before we can market a new medical device, such as our proposed products, we must first receive clearance under Section 510(k) of the FDA. In the 510(k) clearance process, before a device may be marketed in the US, the FDA must determine that such proposed device is “substantially equivalent” to a legally marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed before May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market under an approved pre-market approval, or PMA, and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device.

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

As noted, on April 9, 2024, the PressureSafe™ decision support device received an FDA listing certification. PressureSafe™ is classified as a Class I device. We are currently working on completing larger scale production of the commercial version of the PressureSafe™ device, with initial sales planned during the first half of 2025, following the listing under the FDA. However, no assurance can be granted that we will receive 510(K) clearances for our additional products. If the 510(k) clearance is not granted to us, the device testing, clinical trials, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our additional product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets.

Despite the time and expense invested in clinical trials of product candidates, commercial sale approval from applicable regulatory authorities is never guaranteed.

FDA or other regulatory agencies can delay, limit, or deny approval of a product candidate for many reasons, including:

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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products or impact our ability to modify our products after clearance on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain clearance for our devices, increase the costs of compliance or restrict our ability to maintain products after clearance. For example, as part of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms, which are further intended to clarify and improve medical device regulation both pre- and post-clearance. Some of these proposals and reforms could impose additional regulatory requirements upon us that could delay our ability to obtain new clearance, increase the costs of compliance, or restrict our ability to maintain any commercial sale approval we can obtain.

Concerning foreign markets, approval procedures vary among countries and can involve additional product testing and administrative review periods. Any delay in obtaining, or an inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

Significant disruptions of information technology systems or security breaches could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, and proprietary business information). We must do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result, we manage several third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or to cyber-attacks by malicious third parties. Cyber-attacks are increasing in frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

Significant disruptions of our information technology systems, or those of our third-party vendors or business partners, or security breaches could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information, including, among other things, trade secrets or other intellectual property, and proprietary business information, and could result in financial, legal, business and reputational harm to us. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business. In addition, our liability insurance may not be sufficient in type or amount to cover us against costs of or claims related to security breaches, cyber-attacks, and other related breaches. A cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, or litigation. See “Item C1. Cybersecurity” for additional information.

We may be subject to numerous and varied privacy and security laws, and our failure to comply could result in penalties and reputational damage.

We are subject to laws and regulations covering data privacy and the protection of personal information, including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by the HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act.

Other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. The EU and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, for example, effective May 25, 2018, the General Data Protection Regulation, or GDPR, replaced the prior EU Data Protection Directive (95/46) that governed the processing of personal data in the European Union. The GDPR imposes significant obligations on controllers and processors of personal data, including, as compared to the prior directive, higher standards for obtaining consent from individuals to process their personal data, more robust notification requirements to individuals about the processing of their personal data, a strengthened individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data and increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the U.S. The GDPR also imposes additional obligations on, and required contractual provisions to be included in, contracts between companies subject to the GDPR and their third-party processors that relate to the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data.

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

Any of these sanctions could impair our ability to produce PressureSafe™ or DiaDafe™ in a cost-effective and timely manner in order to meet our customers’ demands and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

We intend to rely on third parties to conduct clinical trials (if needed). If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical trials programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our clinical trials ourselves. We intend to use Contract Research Organizations, or CROs, to conduct clinical trials that we may be required to conduct and will rely upon medical institutions, clinical investigators and CRO’s and consultants to conduct these trials in accordance with our clinical protocols. Our future CROs, investigators and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials.

There is no guarantee that any CROs, investigators and other third parties upon which we rely for administration and conduct of clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet the expected deadlines, fail to adhere to our clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated. If any of these clinical trial sites terminate for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for any clinical trials we conduct may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized.

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

The establishment and development of a sales force, either by us or jointly with a third-party distributor, or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. If we, or our development partners, are unable to establish sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may successfully develop, we will need to contract with third parties to market and sell such products. We may not be able to establish arrangements with third parties on acceptable terms, if at all.

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

The promotion of our brand also requires us to make substantial expenditures, and we anticipate that this expenditure will increase as our industry becomes more competitive and as we seek to expand into new markets. These higher expenditures may not result in any increased revenue or in revenue that is sufficient to offset the higher expense levels. If we do not successfully maintain and enhance our brand, then our business may not grow, we may see our pricing power reduced relative to competitors and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.

Failure to manage our growth effectively could increase our expenses, decrease our revenue and prevent us from implementing our business strategy.

We expect that our ability to generate revenues and achieve profitability will require substantial growth in our business, which will put a strain on our management and financial resources. To manage this and our anticipated future growth effectively, including as we expand into new clinical areas and geographic regions, we must continue to maintain and enhance our information technology infrastructure, as well as our financial and accounting systems and controls. We also must attract, train and retain a significant number of qualified software and hardware developers and engineers, technical and management personnel, sales and marketing personnel and customer and channel partner support personnel. Failure to effectively manage our rapid growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our systems or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditure and might divert financial resources from other projects such as the development of new products and services. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our products and services might suffer, which could negatively affect our reputation and harm our ability to retain and attract channel partners or customers.

Failure to secure or retain coverage or adequate reimbursement for our planned products in development by third-party payors could adversely affect our business, financial condition and operating results.

We plan to derive nearly all of our revenue from sales, initially, of our PressureSafe™ device under development, in the United States and potentially in selected international geographies and expect to do so for the next several years. We anticipate a substantial portion of the purchase price of our product and disposables will be paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Patients who receive services for their medical conditions and their healthcare providers generally rely on third-party payors to reimburse all or part of the costs associated with their medical treatment and diagnosis, including healthcare providers’ services. Coverage and adequate reimbursement from third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, and commercial payors, is critical to new product acceptance. Future sales of our PressureSafe™ device initially will be limited unless healthcare providers can rely on third-party payors to pay for all or part of the cost to purchase/lease our devices and then pay for the disposable components. Access to adequate coverage and reimbursement by third-party payors is essential to the market acceptance of our products.

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

On February 22, 2024, as a result of financial difficulties, we notified seven of our 10 employees of the termination of their employment. We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our product development and commercialization efforts. As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial and financial expertise of the members of our senior management. The loss of such individuals or the services of any of our other senior management could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business. Our success also depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and we may not be able to do so in the future due to the intense competition for qualified personnel among biotechnology, medical device and high-technology and companies, as well as universities and research organizations. If we are not able to attract and retain the necessary personnel, we may experience significant impediments to our ability to implement our business strategy. During the third quarter of 2024 we recruited a new Chief Executive Officer to lead our business strategy.

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

There is often litigation between competing companies relying on their respective technologies based on allegations of infringement or other violations of intellectual property rights. Our future success depends, in part, on not infringing the intellectual property rights of others. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any such claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering some portion of our products, or require that we comply with other unfavorable terms. We may also be obliged to indemnify our customers or channel partners in connection with any such litigation and to obtain licenses or modify our products, which could further exhaust our resources. Patent infringement, trademark infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could harm our brand, business, results of operations and financial condition. Litigation is inherently uncertain, and any judgment or injunctive relief entered against us, or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of the outcome. During the course of litigation, there may be announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our ordinary shares may decline.

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

Intellectual property disputes and litigation, regardless of merit, can be costly and disruptive to our business operations by diverting the attention of management and key technical personnel, and by increasing our costs of doing business. Such litigation, regardless of its success, could seriously harm our reputation with our channel partners, business partners, and patients and in the industry at large. Some of our competitors may be able to sustain the costs of complex patent or intellectual property litigation more effectively than we can because they have substantially greater resources. Any of the foregoing could adversely affect our operating results.

Risks Relating to Our Israel Operations

Our technology development personnel are headquartered in Israel and, therefore, our results may be adversely affected by economic restrictions imposed on, and political and military instability in, Israel.

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

Following the attack by Hamas on Israel’s southern border, Hezbollah, a terrorist organization in Lebanon, has also launched missile, rocket, and shooting attacks against Israeli military sites, troops, and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in southern Lebanon, and in October 2024, the Israeli military initiated a ground operation in Lebanon, primarily near the Israel-Lebanon border. As of the end of November 2024, Israel entered into a ceasefire agreement with Hezbollah, but there are no guarantees as to whether the agreement will hold or whether further hostilities will resume. As of April 4, 2025, the ceasefire that had been in place since January 2025 has ended, and hostilities have resumed.

In April and October 2024, Iran launched missile and unmanned aerial vehicle, or UAV, attacks on Israel. Most of the missiles and UAVs were intercepted by Israel’s defense systems, with support from the United States and other countries, including regional allies, preventing significant damage and resulting in no casualties. Despite the successful interceptions, the attacks posed an elevated threat to Israel’s security. In response to the Iranian attack in April 2024, Israel conducted targeted military strikes against Iranian military assets in Syria, aiming to degrade Iran’s operational capabilities in the region and deliver a strong deterrent message. On April 19, 2024, the air force base in Esfahan, Iran, and the A-T’ala airport in the A-Sweida area of southern Syria were attacked, with these strikes attributed to Israel.

The intensity and duration of Israel’s current multi-front war is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct some of its operations.

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

Our subsidiary, IR. Med Ltd., received a total of $729,000 from the IIA. We may in the future apply to receive additional grants from the IIA to support our research and development activities. With respect to such grants, we are committed to pay royalties at a rate of 3.0% to 3.5% on sales proceeds up to the total amount of grants received, linked to the U.S. dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Until October 25, 2023, the interest was calculated at a rate based on 12-month LIBOR applicable to U.S. Dollar deposits. However, on October 25, 2023, the IIA published a directive concerning changes in royalties to address the expiration of the LIBOR. Under such directive, regarding IIA grants approved by the IIA prior to January 1, 2024 but which are outstanding thereafter, as of January 1, 2024 the annual interest is calculated at a rate based on 12-month SOFR, or at an alternative rate published by the Bank of Israel plus 0.71513%; and, for grants approved on or following January 1, 2024, the annual interest shall be the higher of (i) the 12 months SOFR interest rate, plus 1%, or (ii) a fixed annual interest rate of 4%. Even after payment in full of these amounts, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research, Development and Technological Innovation Law, 1984, or the R&D Law, and related regulations, with respect to those past grants. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the R&D Law restrict the transfer outside of Israel of such know-how, and of the manufacturing or manufacturing rights of such products, technologies or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approvals at all.

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

There is not now, nor has there been, since our inception, an orderly and liquid market for shares of our common stock, and an active trading market for our shares may never develop or be sustained after this offering. As a result, investors in our common stock must bear the economic risk of holding those shares for an indefinite period of time. Our common stock is quoted on the OTCQB-tier of the OTC Markets, an over-the-counter quotation system. An active market for our common stock may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult for you to sell the shares you purchase in this offering without depressing the market price for the shares or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

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

We are exposed to additional risks because the business of IR. Med Ltd. has become a public company through a “reverse acquisition” transaction, or the Acquisition. There has been increased focus in recent years by government agencies on transactions such as the Acquisition, and we may be subject to increased scrutiny by the SEC or other government agencies and holders of our securities as a result of the completion of that transaction. Further, as a result of our existence as a “shell company” under applicable rules of the SEC prior to the closing of the Acquisition, we are subject to certain restrictions and limitations for certain specified periods of time relating to potential future issuances of our securities and compliance with applicable SEC rules and regulations. Additionally, our “going public” by means of a reverse acquisition transaction may make it more difficult for us to obtain coverage from securities analysts of major brokerage firms following the Acquisition because there may be little incentive to those brokerage firms to recommend the purchase of our common stock. Further, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an initial public offering, or IPO, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock. The occurrence of any such event could cause our business or stock price to suffer.

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

Our Amended and Restated Articles of Incorporation authorize the issuance of up to 600,000,000 shares of our common stock. Possible business and financial uses for our authorized capital stock include, without limitation, equity financing, such as future stock splits, acquiring other companies, businesses or products in exchange for shares of our capital stock, issuing shares of our capital stock to partners or other collaborators in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our equity compensation plan, or other transactions and corporate purposes that our Board of Directors deems are in the interests of our company. Additionally, issuance of shares of our capital stock could have the effect of delaying or preventing changes in control or our management. Any future issuances of shares of our capital stock may not be made on favourable terms or at all; they may have rights, preferences and privileges that are superior to those of our common stock and may have an adverse effect on our business or the trading price of our common stock. The issuance of any additional shares of our common stock will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of the date of this report, a total of 72,008,144 shares of our common stock are outstanding. Of those shares, approximately 22,000,000 are currently freely tradable, without restriction, in the public market, and no shares are issuable upon exercise of warrants which are registered for resale under the Securities Act. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

Our Second Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws eliminate to the furthest extent permitted under Nevada law the personal liability of our directors and officers to us, our stockholders and creditors for damages as a result of any act or failure to act in his or her capacity as a director or officer. Furthermore, our Amended and Restated Articles of Incorporation, our Amended and Restated Bylaws and individual indemnification agreements that we have entered with each of our directors and officers provide that we are obligated to indemnify, subject to certain exceptions, each of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, to advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures covering the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for such damages, even if such actions might otherwise benefit our stockholders.

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

ITEM 2. PROPERTIES

We do not own any real property. We occupy approximately 130 square meters of facilities located in Rosh Pina industrial zone, Israel, under an agreement for shared office space and services that expires upon 90 days’ notice by either our subsidiary or the landlord. On November 17, 2021, the agreement was amended to increase the monthly rental amount to 15,000 NIS per month (approximately $4,273) starting from January 2022, and on July 10, 2023, the agreement was amended to increase the monthly rental amount to 24,750 NIS per month (approximately $6,780) to service and support our expanded personnel. As of December 31, 2024, we recorded a liability of $82,000 for the yar ended at December 31 ,2024. See also “Related Transactions”.

We believe that our facilities are generally in good condition and suitable to carry on with our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

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

On November 27, 2024, the first pre-trial hearing in the case was held. After directing questions for clarification to the parties, the honorable court referred the parties to mediation. A mediation session was held in January 2025, with another session scheduled for April 2025.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “IRME.” We started being quoted on the OTCQB-tier of OTC Markets on February 1, 2022. As of April 2, 2025, we had 72,008,144 shares of our common stock outstanding. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of April 4, 2025, there were 740 holders of record of our common stock, and the last reported sale price of our common stock on the OTCQB-tier of OTC Markets on April 2, 2025, was $0.48.

Dividend Policy

To date, we have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We plan to retain all our earnings to provide funds for the operations of our company. In the future, our Board of Directors will decide whether to declare and pay dividends based upon our earnings, financial condition, capital requirements and other factors that our Board of Directors may consider relevant. We are not under any contractual restriction as to present or future ability to pay dividends.

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2024, as compared to the fiscal year ended December 31, 2023. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2024, and December 31, 2023, and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Key Financial Terms and Metrics

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenue from product sales to date.

Research and Development Expenses

The process of researching and developing our products is lengthy, unpredictable and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our product candidates. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on the development of our PressureSafe™ and DiaSafe™ diagnostic devices. The design and development of these devices will consume a large proportion of our current, as well as projected, resources.

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

Financial Expenses

Financial expenses consist primarily of the impact of exchange rates derived from re-measurement of monetary balance sheet items denominated in non-dollar currencies. Other financial expenses include bank’s fees and interest on stockholders’ loans.

Comparison of the Year Ended December 31, 2024, to the Year Ended December 31, 2023.

Our financial results for the year ended December 31, 2024, are summarized as follows in comparison to the year ended December 31, 2023:

	Year Ended
	December 31, 2024	December 31, 2023
	U.S. dollars (in thousands)
Operating Expenses:
Research and Development
Expenses incurred	1,178	2,061
Less- government grants	(468)	-
Research and development expenses, net	710	2,061
Marketing	220	822
General and Administrative	1,011	2,028
Total operating loss	1,941	4,911
Other income	(48)	-
Financing expenses (income), net	6	(2)

Loss for the year	1,899	4,909

Revenues. We have not recorded any revenues to date.

Research and Development Expenses. Research and development expenses decreased from $2,061,000 for the year ended December 31, 2023, to $710,000 for the year ended December 31, 2024. The decrease resulted primarily from a decrease in the use of third-party contractors for further research and development activities due to the completion of the development of the PressureSafe™ device and the measures we implemented to cut our costs in response to our cash flow situation, a reduction in payroll expenses, proceeds of a grant from the IIA, and a reduction in non-cash expenses recorded relating to stock-based compensation to employees.

Marketing Expenses. Marketing expenses decreased from $822,000 for the year ended December 31, 2023, to $220,000 in the year ended December 31, 2024. The decrease resulted primarily from the reduction in professional services, and a reduction in non-cash expenses attributable to stock-based compensation granted to employees and service providers.

General and Administrative Expenses. General and administrative expenses decreased from $2,028,000 for the year ended December 31, 2023, to $1,011,000 in the year ended December 31, 2024. The decrease resulted primarily from a decrease in non-cash expenses attributable to stock-based compensation to our directors, officers and service providers, a reduction in payroll expenses, and a reduction in fees for professional services following the cost-cutting measures we undertook as a response to our current cash flow limitations.

Loss. Loss for the year ended December 31, 2024, was $1,899,000 compared to $4,909,000 for the year ended December 31, 2023, and is primarily attributable to the decrease in use of third-party contractors for further research and development activities due to the completion of the development of the PressureSafe™ device, proceeds of a grant from the IIA, a decrease in non-cash expenses attributable to stock-based compensation to our directors, officers and service providers and a reduction in payroll expenses and in fees paid for professional services following the cost-cutting measures in response to our current cash flow limitations.

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

From inception, we have funded our operations from a combination of loans and sales of equity instruments. In 2022 and 2023, we raised aggregate gross proceeds of $3,625,000 and $1,000,000, respectively, from sales of our equity and equity linked securities. In addition, on June 4 and July 4, 2024, we received aggregate gross proceeds of $755,000 from the sales of our common stock and warrants to purchase shares of common stock in a private placement offering.

As of December 31, 2024, we had a total of $129,000 in cash resources and approximately $545,000 of liabilities, consisting of $388,000 of current liabilities from operations.

The following table provides a summary of operating, investing, and financing cash flows for the years ended December 31, 2024, and 2023 respectively (in thousands):

	Year ended
	December 31, 2024	December 31, 2023
	US Dollars (In thousands)
Net cash used in operating activities	(1,386)	(3,232)
Net cash used in investment activities	-	(2)
Net cash provided by financing activities	750	1,000

We have experienced operating losses since the Company’s inception and had a total accumulated deficit of $16,738,000 as of December 31, 2024. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception and for the year ended December 31, 2024. These losses have resulted in significant cash used in operations. During the years ended December 31, 2024, and 2023, our cash used in operations was approximately $1,386,000 and $3,232,000, respectively. We need to continue and intensify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes and pursue FDA clearance and international regulatory approvals. As we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

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

On June 4, 2024, we entered into a securities purchase agreement with certain, pursuant to which we agreed to issue and sell, in a private placement offering, 715,000 shares of our common stock, at a per share price of $1.00 and warrants to purchase up to an additional 1,144,000 shares of common stock. The warrants are exercisable beginning on the six (6) month anniversary of their issuance, have a term of five years from the initial exercise date and entitle the holders to purchase up to 1,144,000 shares of common stock. The warrants have an exercise price of $1.00 per share and contain a one-time dilution protection in the event the Company sells securities at a price less than the then exercise price in effect in a public offering in conjunction with a listing on a national securities exchange. The offering closed on June 7, 2024 and we received aggregate gross proceeds of $715,000.

On July 4, 2024, we entered into securities purchase agreements with a certain investor, pursuant to which it agreed to issue and sell, in a private placement offering, 40,000 shares of its common stock, at a per share price of $1.00 and warrants to purchase up to an additional 64,000 shares of common stock. The offering closed on July 10, 2024, and we received aggregate gross proceeds of $40,000. This transaction was part of the securities purchase agreements that were closed on June 7, 2024.

On March 11, 2025, we entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company, or the Investor, pursuant to which the Investor agreed to invest up to Fifteen Million Dollars ($15,000,000) over a 24-month period (unless otherwise determined therein) in accordance with the terms and conditions of an Equity Purchase Agreement, dated as of March 11, 2025, by and between us and the Investor, or the Equity Purchase Agreement. In connection with the Equity Purchase Agreement, the parties also entered into a Registration Rights Agreement, or the Registration Rights Agreement, pursuant to which we agreed to register with the SEC our common stock issuable under the Equity Purchase Agreement. Pursuant to the terms of the Equity Purchase Agreement, the Investor agreed to accept a put notice of up to $500,000 upon a registration statement being declared effective by the SEC.

During the term of the Equity Purchase Agreement, we shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of our common stock, such shares, the Put Shares, at such price as determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Put Shares shall be equal to 90% of the market price defined as the average of the two (2) lowest Volume-Weighted Average Price (VWAP) for the five (5) consecutive trading days immediately preceding the relevant Clearing Date (defined therein), as reported by Bloomberg Finance L.P. or other reputable source. Further, in consideration of our Put rights, and subject to the terms of the Equity Purchase Agreement, we will issue to the Investor 1,000,000 shares of our common stock. Pursuant to the Equity Purchase Agreement, the Investor may not acquire at any point, more than 9.99% of our outstanding common stock.

Effective March 26, 2025, we entered into a Note Purchase Agreement, or the Purchase Agreement, with Mr. Ran Ziskind, Mr. Yaniv Cohen, and Mr. Oded Bashan for an aggregate amount of $31,200. Pursuant to the Purchase Agreement, we issued unsecured convertible promissory notes, or the Notes, to Mr. Ziskind, Mr. Cohen, and Mr. Bashan in the principal amount of $10,400 for each Note. The Notes bear simple interest at a rate of 9% per annum and mature on the earlier of (i) March 26, 2026, or (ii) upon the completion by us of an equity or debt financing generating gross proceeds of at least $100,000. The Notes are convertible, at the election of the holder, on the maturity date into our shares of common stock at a price per share equal to 85% of the closing price of the common stock on the applicable trading market as of the maturity date. The Notes are subject to customary events of default, upon which the outstanding principal and accrued interest may become immediately due and payable. We may not prepay the principal amount without the consent of a majority of the holders of all outstanding Notes, though accrued interest may be paid at any time.

We will need to obtain additional funding in order to pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents will enable us to fund our operations and capital expenditure requirements through the second quarter of 2025. Our requirements for additional capital during this period will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our development and engineering efforts to develop the PressureSafe™ and DiaSafe™ devices, clinical studies (to the extent necessary), preliminary testing activities and other related activities;
●	the cost, timing and outcomes of regulatory related efforts for commercial sales approvals;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;
●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

For the year ended December 31, 2024, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations, as well as to explore additional avenues to increase revenues and reduce expenditures. We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain.

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

We estimated grant date fair value using the Black-Scholes-Merton option-pricing model.

Smaller Reporting Company Status

Currently, we qualify as a smaller reporting company.

As a smaller reporting company, we are eligible and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including, but not limited to:

● An opportunity for reduced disclosure obligations regarding executive compensation in our periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures,

● An opportunity for reduced financial statement disclosure in registration statements and in annual reports on Form 10-K, which only requires two years of audited financial statements rather than the three years of audited financial statements that are required for other public companies,

● An opportunity for reduced audit and other compliance expenses as we are not subject to the requirement to obtain an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, and

● An opportunity to utilize the non-accelerated filer time-line requirements beginning with our annual report for the year ending December 31, 2024, and quarterly filings thereafter.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15(c) promulgated under the Exchange Act, of the effectiveness, as of the end of the period covered by this Annual Report, of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the results of this evaluation, management concluded that as of December 31, 2024, our internal control over financial reporting was effective.

Notwithstanding the foregoing, there can be no assurance that our controls and procedures will detect or uncover all failures in our controls over measurement and disclosure in our financial statements or detect instances of fraud, if any.

(c) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

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

The following table sets forth the names and ages of the members of the board of directors and the executive officers and the positions held by each as of April 4, 2025.

Name	Age	Positions
Ran Ziskind	56	Chief Executive Officer

Oded Bashan	78	Chairperson of the Board of Directors

Aharon Klein	64	Chief Technology Officer, Director

Sharon Levkoviz	51	Chief Financial Officer

Aharon Binur	61	Chief Development Officer

Yaniv Cohen	45	Director

Ohad Bashan	54	Director

Ron Mayron	61	Director

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Ran Ziskind, was appointed to act as Chief Executive Officer on September 1, 2024. Mr. Ziskind was co-founder and CEO of Galatea Ltd., a groundbreaking startup in diamond manufacturing from 2004 to 2023. Under his leadership, Galatea developed a pioneering electro-optics technology that became the industry gold standard, driving significant innovations in the field. His role encompassed a broad range of responsibilities, including spearheading research and development, managing intellectual property with a global patent portfolio, defining product specifications, and leading the company through challenging global conditions, including the 2007-2008 financial crisis, ultimately resulting in its acquisition by Sarin Technologies, the world’s leading company in the field. Prior to this, Mr. Ziskind was an engineer at Lithotech Ltd., where he contributed to the development of medical technologies, and at Eurika Ltd., where he worked on various engineering projects. Mr. Ziskind has dual degrees in mechanical engineering and management from Tzur University.

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

Aharon Klein, co-founded IR. Med Ltd. in September 2013 and has served as a director of the Company since. He also served as the Company’s Chief Operating Officer from September 2013 until December 2020, as well as the Company’s Interim Chief Executive Officer from February 2024 to September 2024. Since December 2020, Mr. Klein serves as the Company’s Chief Technology Officer. Mr. Klein is a medical device and biotech expert, with a strong clinical background. Prior to founding the Company, from 2004 to 2007 Mr. Klein co-founded and served as Chief Executive Officer of Fertiligent, a start-up company focused on innovative fertility treatments, which was acquired by a United Kingdom based investment group in 2008. From 2008 to 2013, immediately prior to co-founding of the Company, he founded a medical device company developing infrared based diagnostic tools for diagnosing colon cancer without the need for biopsies (optical biopsies). Mr. Klein graduated from the Faculty of Engineering in the Technion - Israel Institute of Technology. Mr. Klein is experienced in initiating and running medical device start-up companies, including development, clinical trials and regulatory affairs.

Sharon Levkoviz, was appointed to Chief Financial Officer upon the effectiveness of the Acquisition. Mr. Levkoviz served from 2011-2021 in Achdut Israel Ltd., an Israeli company providing accounting and economic consulting services, as regional manager. Prior to that period, Mr. Levkoviz served as a Chief Controller at OTI, Nasdaq traded company, from 2005 through 2011. Mr. Levkoviz received his CPA from Ramat Gan College and a B.A. in Business Administration from Rupin College in Israel. In addition, Mr. Levkoviz served 10 years as a chairman of finance and human resource committee at Ohalo College. He also served five years as a director at the development company of Katzrin and eight years as a member of Katzrin plenum.

Aharon Binur, was appointed as Chief Development Officer on April 29, 2021, to lead product development. Mr. Binur is an electronics engineer who graduated from the Technion in Haifa, Israel. He was an electronics engineer at OTI from November 1999 through February 2001 and became a development manager at a subsidiary of OTI in March 2001 and held several other positions at OTI through April 2013. Mr. Binur also served as CTO (August 2009 through November 2014) and VP of R&D (March 2017 through April 2021) at Lehavot, an advanced fire protection system company. Mr. Binur has extensive experience in multidisciplinary technological management, including software, hardware and mechanics, development of final systems and products for clients, while maintaining high quality and international standards. Mr. Binur has a unique and creative approach to technology management, including patents registered in his name.

Yaniv Cohen, co-founded IR. Med Ltd. in September 2013 and has served as the R&D manager since then. Following the completion of the of IR. Med Ltd. by our company (the “Acquisition”), he was appointed to the Board. Mr. Cohen is an experienced electrical engineer with expertise in the fields of wave propagation and IR Spectroscopy for medical applications. Additionally, Mr. Cohen holds four patents in medical devices, has co-authored eight articles in scientific journals, and has spoken in conferences around the globe. From 2010 to 2013, Mr. Cohen served as R&D manager for PIMS, an Israeli medical device company, focusing on IR imaging and spectral analysis for non-invasive cancer assessment and identification. From 2008 to 2009, Mr. Cohen worked for Cisco as a system engineer. From 2006 to 2008, he worked as a service engineer for Intel Israel. Mr. Cohen is a Candidate of Sciences in the doctoral program, Informatics and Computer Engineering in the National Research University Higher School of Economics, School of Electronic Engineering Institute of Electronics and Mathematics (MIEM HSE) in Moscow, Russia. Mr. Cohen holds a M.Sc. in Electrical Engineering from Holon Institute of Technology (2007). From 2009 to 2010, he attended the Ben-Gurion University of the Negev, Beer Sheva, Israel where he wrote a thesis in wave prorogation.

Ohad Bashan, joined the Board upon the completion of the Acquisition. Mr. Bashan is an entrepreneur, innovator and executive with a proven track record of more than 25 years of building, leading and running technology companies from startup to NASDAQ trade. He is an experienced director, after having served on the boards of private and publicly traded companies in the U.S., Israel, China, Poland and France. From 1998 to 2013, Mr. Bashan held several senior positions at OTI, which was acquired by Nyax Ltd. From 2013 to the present, Mr. Bashan has run a management services business. Mr. Bashan holds a B.A. in business from the College of Business Management, Tel Aviv, with specializations in marketing and finance, and an M.B.A. from Pepperdine University, California.

Ron Mayron, joined the Board upon the completion of the Acquisition. Mr. Mayron has extensive experience in the pharmaceutical and medical equipment industries and has held various, significant senior management positions, both local and global, within Teva Pharmaceutical Industries Ltd. (“Teva”) over the last 21 years. During his career at Teva, Mr. Mayron served in various VP positions. Most recently he was CEO of Teva Israel and VP Israel and Africa from June 2009 until September 2013. Mr. Mayron’s core expertise is in marketing, sales and distribution, mergers and acquisitions, business development, global operation and supply chain and strategic development. Mr. Mayron currently serves on the board of directors of Innocan Pharma Corporation (CSE: INNO), Nurexone Biologic Inc. (TSX: NRX), IceCure Medical Ltd. (NASDAQ: ICCM), BioLight Life Sciences Ltd. (TASE: BOLT), Entera Bio (NASDAQ: ENTX) and Kadimastem Ltd. (TASE: KDST). Mr. Mayron holds a B.Sc. in Industrial Engineering & Management from Ben Gurion University and M.B.A from Tel-Aviv University.

Family Relationships

Oded Bashan is the father of Ohad Bashan.

Term of Office of Directors

We currently have authorized six directors. In accordance with our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, our Board of Directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders commencing with the meeting in 2021, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following the election. Our directors are divided among the three classes as follows:

●	Class I director is Yaniv Cohen, and his term will expire at the annual meeting of stockholders to be held in 2025;

●	Class II directors are Ohad Bashan and Ron Mayron, and their terms will expire at the annual meeting of stockholders to be held in 2026; and

●	Class III directors are Oded Bashan and Aharon Klein, and their terms should have expired at the annual meeting of stockholders to be held in 2024. As we did not hold the annual meeting of stockholders in 2024, the Class III directors will be subject to reelection in our annual meeting of stockholders to be held in 2025.

On March 27, 2025, Ms. Avital Rosenberg notified us of her resignation from the Board, effective immediately. The resignation of Ms. Rosenberg as a director was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Audit Committee

Our audit committee is comprised of Mr. Ron Mayron, who is an independent director. Mr. Mayron is the Chairman of the Audit Committee and is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. This committee’s responsibilities include, among other things:

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

Insider Trading Policy

We have adopted an insider trading policy, or the Policy, governing the purchase, sale and other transactions in our securities that applies to our directors, executive officers, employees, and other covered persons, including immediate family members and entities controlled by any of the foregoing persons, as well as by the Company itself.

The Policy prohibits, among other things, insider trading and certain speculative transactions in our securities (including short sales, buying put and selling call options and other hedging or derivative transactions in our securities) and establishes a regular blackout period schedule during which directors, executive officers, employees, and other covered persons may not trade in our securities, as well as certain pre-clearance procedures that directors and executive officers must observe prior to effecting any transaction in our securities.

We believe that the Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the Policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation earned in each of our fiscal years that ended December 31, 2024 and 2023 by our named executive officers, which consists of our chief executive officer and our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2024 and 2023 and were serving as executive officers as of such date and our former chief executive officers. We refer to the executive officers listed below as the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All other compensation ($) (2)	Total ($)
Ran, Ziskind	2024	8,219		60,021	1,527	69,767
Chief Executive Officer (3)	2023	-		-	-	-

Oded Bashan,	2024	-		-	-	-
Executive Chairman	2023	-		273,728	-	273,728

Aharon Klein,	2024	105,886		-	16,438	122,324
Chief Technology Officer and former Interim Chief Executive Officer	2023	90,657		-	10,417	101,074

Aharon Binur	2024	87,168		37,345	39,343	163,856
Chief Development Officer (4)	2023	114,558		92,268	45,845	252,671

Mr. Tzur Di Cori,	2024	39,425		-	18,219	57,644
former Chief Executive Officer (5)	2023	31,135		48,031	14,811	93,977

1.	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 9.C to the Annual Report on Form 10-K for the year ended December 31, 2024.

2.	For 2023 and 2022, represents the compensation as described under the caption “All Other Compensation” below.

3.	Mr. Ziskind was appointed Chief Executive Officer on September 1, 2024.

4.	Mr. Klein served as Interim Chief Executive Officer from February 28, 2024 to September 1, 2024.

5.	Mr. Tzur Di-Cori was appointed Chief Executive Officer on October 15, 2023, and on February 22, 2024, the Board of Directors terminated his employment.

All Other Compensation

The following table provides information regarding each component of compensation for fiscal years 2024 and 2023 included in the “All Other Compensation” column in the “Summary Compensation Table” above. Represents amounts paid in New Israeli Shekels (NIS) and converted at average exchange rates for the year.

Name	Year	Automobile and Related Expenses $ (1)	Social Benefits $ (2)	Total $
Ran Ziskind	2024	-	1,527	1,527
	2023	-	-	-

Aharon Klein	2024	16,438	-	16,438
	2023	10,417	-	10,417

Aharon Binur	2024	15373	23,970	39,343
	2023	15,805	30,040	45,845

Tzur Di Cori	2024	7,849	10,370	18,219
	2023	5,755	9,056	14,811

1.	Represents a leased automobile expense.

2.	These are comprised of contributions by us to savings, health, severance, pension, disability and insurance plans generally provided in Israel, including health, education, managerial insurance funds, and redeemed vacation pay. This amount represents Israeli severance fund payments, managerial insurance funds, disability insurance, supplemental education fund contribution and social securities. See discussion below under “Narrative Disclosure to Summary Compensation Table.”

Outstanding Equity Awards on December 31, 2024

The following table sets forth information concerning equity awards held by each of our Named Executive Officers as of December 31, 2024.

Name	Grant Date	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ran Ziskind	August 21,2024	-	1,400,00	0.58	*

Oded Bashan	June 20,2021	240,000	-	0.32	*

Oded Bashan	December 30, 2022	1,200,000	-	0.58	*

Aharon Klein	June 20,2021	240,000	-	0.32	*

Aharon Binur	June 20,2021	225,000	75,000	0.32	*

Aharon Binur	November 14.2022	225,000	75,000	0.58	*

*	Options expiration date is ten (10) years from vesting

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

Aharon Klein. On October 31, 2024, our Board of Directors approved a reduction of Mr. Aharon Klein’s compensation in light of our current cash position, which was agreed upon with Mr. Klein. Under the amended terms of Mr. Klein’s service provider agreement, he will receive monthly payments of NIS 16,000, plus NIS 5,000 for car expenses totaling a monthly compensation of NIS 21,000 starting from October 2024 onwards. The current reduction amends an amendment to the consulting agreement with Mr. Aharon Klein, which we entered into on July 7, 2024 (the “Klein Amendment”). The Klein Amendment amended the original consulting agreement executed by and between us and Mr. Klein, dated October 1, 2019, as amended on December 24, 2020. Effective June 1, 2024, the Klein Amendment provides for a monthly compensation in the amount of NIS 30,000 and an additional NIS 5,000 for car expenses. All other terms related to Mr. Klein overall compensation and equity-based awards remain unchanged. If Mr. Klein’s employment is terminated (i) by us without cause or (ii) by him for any, then we must pay Mr. Klein (a) the accrued obligations earned through the date of termination and (b) a lump-sum payment of an amount equal to one month of his base salary at the time of his termination.

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

On December 25, 2024, due to the company’s financial situation, the company and Mr. Klein decided to terminate the consulting agreement between the parties until further notice. Mr. Klein continues to serve as a director of the Company.

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

On May 1, 2024, with the consent of the parties, Mr. Binur’s salary was updated to 23,600 NIS (approximately $6,466) per month, and the notice termination period was shortened from two months to one month.

On October 1, 2024, with the consent of the parties, Mr. Binur’s salary was updated to 16,000 NIS (approximately $4,384) per month.

On February 3, 2025, the parties agreed that for the months of January and February 2025, Mr. Binur’s salary would be 8,500 NIS (approximately $2,295) and 10,000 NIS (approximately $2,700), respectively

Tzur Di-Cori. On October 15, 2023, Mr. Di-Cori was appointed to serve as the Company’s Chief Executive Officer. In conjunction with his appointment, the Company and Mr. Di-Cori entered into an employment agreement, pursuant to which he was subject to standard confidentiality, intellectual property assignment and non-compete provisions. In addition, in consideration of his service, Mr. Di-Cori received a monthly gross salary of NIS 45,000 ($11,842 approximately) and options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.58 per share, subject to and in accordance with the terms and conditions of the Company’s 2020 Incentive Stock Plan.  On February 22, 2024, as a result of financial difficulties, the Company notified Mr. Di-Cori, of the termination of his employment.

Ran Ziskind. On September 1, 2024 Mr. Ziskind was appointed as Chief Executive Officer. In conjunction with his appointment, the Company and Mr. Ziskind entered into an employment agreement (the “Employment Agreement”), pursuant to which he will be subject to standard confidentiality, intellectual property assignment and non-compete provisions. In addition, in consideration for his service, Mr. Ziskind will receive a monthly gross salary of NIS 6,000 until the Company raises at least $4,000,000 in funding, and following such potential capital raise, his compensation will be increased to NIS 45,000 per month, as well as will be entitled to NIS 10,000 for car expenses. Under the Employment Agreement, Mr. Ziskind will also receive 1,400,000 restricted shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at an exercise price of $0.58 per share (the “Shares”). The Shares will vest over a four-year period commencing on the grant date such that (i) 350,000 of the Shares will become fully vested and exercisable on the first anniversary elapsed from the grant date and (ii) the balance will vest in six (6) bi-annual installments of 175,000 Shares, subject to Mr. Ziskind’s continued employment.

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

The following table sets forth the compensation that would have been received by each of our executive officers had they been terminated as of December 31, 2024.

Name	Salary $	Social benefits $	Total $
Ran Ziskind	3,287	1,052	4,339
Oded Bashan	-	-	-
Aharon Klein	-	-	-
Aharon Binur	4,383	1,402	5,785
Yaniv Cohen

Director Compensation

The following table sets forth for each non-employee director that served as a director during the year ended December 31, 2024:

Year Ended December 31, 2024

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Benefits ($)	All Other compensation ($)	Total ($)
Ohad Bashan	-		-	(2)	-	-	-	-
Ron Mayron	16,482		8,948	(3) (4)	-	-	-	22,930
Avital Rosenberg(6)	6,000		35,585	(5)				41,585

1.	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 1. C (Stock Based Compensation) to our financial statements, which are included in this Annual Report on Form 10-K.

2.	In respect of 240,000 options, all of which were vested.

3.	In respect of 240,000 options, all of which were vested.

4.	In respect of 160,000 options, all of which were vested.

5.	In respect of 90,000 options out of a total of 240,000 options that were vested.

6.	Ms. Rosenberg resigned on March 27, 2025.

We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

Compensation Policy for Non-Employee Directors.

In January 2021, the Board of Directors adopted an updated compensation policy for non-employee directors which replaced the previous non-employee director compensation terms, and which became effective January 2021. Under the policy, each director is to receive annual cash compensation of $5,000 and $1,000 per meeting or $300 for a virtual meeting. On October 26, 2022, the Board of Directors decided to freeze compensation for non-employee directors. On August 13, 2023, the Board of Directors decided to repay the independent directors for fees incurred in the fourth quarter of 2022 and the first half of 2023, and moving forward, to continue paying the independent directors board attendance fee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 4, 2025 for (a) the executive officers named in the Summary Compensation Table of this annual report, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Under the rules of the SEC, a stockholder is deemed to be a beneficial owner of any security of which that stockholder has the right to acquire beneficial ownership in 60 days of April 4, 2025. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 72,008,144 shares of common stock outstanding on April 4, 2025.

Name and Address of Beneficial Owner	Number of Shares beneficially owned		Percentage Beneficially owned
5% or more shareholders
Yaakov Safren	5,550,060	(1)	7.5%
Paul Coulson	5,625,000	(2)	7.61%
Yoram Drucker	4,862,471	(3)	6.87%
Third Eye Investors LLC	4,687,500	(4)	6.37%
Isamar Margareten	8,721,307	(5)	11.47%
Liat Electronics Ltd.	3,850,607		5.35%
Officers and Directors
Oded Bashan	10,049,916	(6)	13.68%
Aharon Klein	8,099,110	(7)	11.21%
Yaniv Cohen	8,099,136	(8)	11.21%
Ron Mayron	360,000		*
Ohad Bashan	240,000	(9)	*
Aharon Binur	490,000	(9)	*
Ran Ziskind	257,500	(10)	*
Sharon Levkoviz	390,921	(9)	*
Officers and Directors as a Group (8 persons)	27,986,583		37.02%

*	less than 1%
(1)	Includes 2,006,119 shares issuable upon the exercise of stock options.

(2)	Includes 1,875,000 shares issuable under a currently exercisable common stock warrant.
(3)	Includes 812,471 shares issuable upon the exercise of stock options.
(4)	Yitzchak Rokonsky, of Third Eye Investors LLC, or Third Eye, has sole voting and dispositive power over shares held by Third Eye. Includes 1,562,500 shares issuable under a currently exercisable common stock warrant.
(5)	Includes 4,043,466 shares issuable under a currently exercisable common stock warrant.
(6)	Represents (i) 8,609,916 shares owned by Med2Bwell Ltd., or Med2Bwell, of which Mr. Bashan has sole voting and dispositive power and (ii) 1,440,000 shares of common stock issuable upon the exercise of stock options.
(7)	Includes 240,000 shares issuable upon the exercise of stock options
(8)	Includes 240,000 shares issuable upon the exercise of stock options.
(9)	Represents shares of common stock issuable upon the exercise of stock options.
(10)	Includes 75,500 shares issuable upon the exercise of stock options And 112,000 shares issuable under a currently exercisable common stock warrant.

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

In 2015, our subsidiary IR. Med Ltd. received a loan from certain of the former IR-Med stockholders to fund its continuing operations. This loan bore interest at an annual rate ranging in 2024 and 2023, from 5.18%-2.9% annually. The aggregate loan amount was repayable only upon the approval of IR Med’s board of directors and when the Company’s profits reach an amount of $500,000, and upon such terms and such installments as shall be determined by the Company’s board of directors.

In 2017, our subsidiary IR. Med Ltd. received a loan from certain of the former IR-Med stockholder to fund its continuing operations. This loan bears interest at an annual rate ranging from 2.9%-5.18% annually in 2023 and 2024. The aggregate loan amount was repayable only upon the occurrence of an investment round greater than $500,000.

In March 2020, IR. Med Ltd. and the lenders agreed to amend and restate the terms of the above referenced loans, or the Amended Loan Agreement, pursuant to which the lender waived all rights to convert their respective outstanding loan amounts, and the repayment date was set to December 31, 2023, or such later date to be agreed between IR. Med Ltd. and the lender. On March 1, 2024, the lenders agreed to extent the repayment date to December 31, 2025.

On July 4, 2024, the Company and one of the lenders agreed to repay US$3 thousand from the total loans amount.

As of December 31, 2024, the carrying amounts of these loans were $35 thousand.

On March 6, 2018, certain of IR. Med Ltd.’s shareholders advanced to it a convertible bridge loan in the principal amount of NIS 379,000 ($104,000), hereinafter, the 2018 CLA, bearing a per annum interest rate of 3% compounded and accrued annually and, originally payable on December 31, 2018, or a later date agreed to by the then holders of 80% of the outstanding shares of IR. Med Ltd. Under the terms of the 2018 CLA, the loan is convertible by the holders under certain specified circumstances and is automatically convertible upon other terms. In an Exit event (as deveined in the 2018 CLA), the loan is repayable at 200% the outstanding amount or converted, at the option of the majority lenders. In March 2020, the Company and the lenders agreed to amend and restate the 2018 CLA (“the Amended CLA”). According to the Amended CLA, the lenders waived any and all rights to convert their respective outstanding loan amounts, and the repayment date was set to December 31, 2023, or such later date to be agreed by IR. Med Ltd. and the lenders. On March 1, 2024, the lenders agreed to extent the repayment date to December 31, 2025.  In addition, in case of an Exit event, as described in the Amended CLA, the loan and all accrued interest will be fully repaid immediately following the Exit event.

On July 4, 2024, the Company and one of the lenders agreed to repay US$2 thousand from the total loan amount.

As of December 31, 2024, and 2023, the carrying amounts of the loans were $122,000 and $123,000, respectively.

For the years ended December 31, 2024, and 2023, the Company paid to two directors an aggregate consideration of $170 thousand and US$161 thousand, respectively, in respect of research and development services.

For the years ended December 31, 2024, and 2023 the Company paid to one shareholder of the Company and his relative an aggregate consideration of $5 thousand and $150 thousand, respectively in respect consulting services.

For the years ended December 31, 2024, and 2023, the Company paid to three of the Parent Company non-employee directors an aggregate consideration of US$32 thousand and US$36 thousand, respectively ,with respect of their services. For the year ended December 31, 2024, the Company paid to four of its officers, salary and related expenses that totaled to $252 thousand. For the year ended December 31, 2023, the Company paid to four of its officers, salary and related expenses totaled to $439 thousand, respectively, in respect thereof.

For the year ended December 31, 2024, the Company recorded a liability on amount of $82 thousand and for the year ended 2023, the Company paid a yearly amount of US$80 thousand to an entity in which two directors of the Company are stakeholders in the entity, for rent and office services

Following the adoption of the 2020 incentive stock plan, or the Plan, by the Company on December 23, 2020, and the adoption of the sub plan, or the Israeli Appendix, on April 29, 2021, the Company granted during the years 2024 and 2023 to its directors, officers, and shareholder 1,715,500 and 1,636,000 options to purchase shares of Common Stock respectively.

Effective March 26, 2025, we entered into the Note Purchase Agreement with Mr. Ran Ziskind, Mr. Yaniv Cohen, and Mr. Oded Bashan for an aggregate amount of $31,200. Pursuant to the Purchase Agreement, we issued Notes to Mr. Ziskind, Mr. Cohen, and Mr. Bashan in the principal amount of $10,400 for each Note. The Notes bear simple interest at a rate of 9% per annum and mature on the earlier of (i) March 26, 2026, or (ii) upon the completion by us of an equity or debt financing generating gross proceeds of at least $100,000. The Notes are convertible, at the election of the holder, on the maturity date into our shares of common stock at a price per share equal to 85% of the closing price of the common stock on the applicable trading market as of the maturity date. The Notes are subject to customary events of default, upon which the outstanding principal and accrued interest may become immediately due and payable. We may not prepay the principal amount without the consent of a majority of the holders of all outstanding Notes, though accrued interest may be paid at any time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Somekh Chaikin, a member firm of KPMG International, located in Tel Aviv, Israel, (PCAOB ID 1057) for the audit of the Company’s audited financial statements for the years ended December 31, 2024, and December 31, 2023, and fees billed for other services rendered by Somekh Chaikin during the period:

	2024	2023

Audit fees (1)	$84,500	$68,500
Tax fees (2)	$1,400	$1,400
Total:	$85,900	$69,900

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Tax fees consist of professional services provided regarding annual tax return.

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

Our Board of Directors has appointed Somekh Chaikin, Tel Aviv, Israel (ID 1057), a member firm of KPMG, as our independent registered public accounting firm for the fiscal year ended December 31, 2024.

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

e.	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
2.1	Stock Exchange Agreement dated as of December 24, 2021, by and among IR-Med, Inc., IR. Med Ltd. and the former stockholders of IR. Med Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
3.1	Amended and Restated Articles of Incorporation of IR-Med, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
3.2	Certificate of Amendment filed with the Secretary of State for the State of Nevada on June 6, 2024 (incorporated by reference to Exhibit 3.1 to report on Form 8-K filed with the SEC on June 10, 2024)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-Q filed with the SEC on August 14, 2023)
3.4	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on October 28, 2021)
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
4.2*	Description of Registered Securities
4.3	Form of June 2023 Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10-Q filed with the SEC on August 14, 2023)
4.4	Form of June 2024 Warrant (incorporated by reference to Exhibit 4.1 to report on Form 8-K filed with the SEC on June 10, 2024)
10.1	Convertible Bridge Loan Agreement dated March 6, 2018, among IR. Med Ltd. and the Lenders scheduled therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.2	Amendment to the Convertible Bridge Loan Agreement referred in Exhibit 10.3 dated as of March 31, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.3	Second Amendment to the Convertible Bridge Loan Agreement referred in Exhibit 10.3 dated as of July 20, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.4@	Loan Agreement between Yaniv Cohen and IR. Med Ltd. dated January 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.5@	Loan Agreement between Aharon Klein and IR. Med Ltd. dated January 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.6	Clarification to the agreements referred to Exhibits 10.4 and 10.5 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.7@	Form of Letter Engagement with Non-Employee Directors (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.8@	Form of Letter Agreement with Employee Director (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.9@	Amended and Restated Consulting Agreement dated as of July 7, 2024, between IR. Med Ltd. and Aharon Klein (incorporated by reference to Exhibit 10.1 to the report on Form 8-K filed with the SEC on July 11, 2024)
10.10@	Employment Agreement dated as of January 2021 between IR. Med Ltd. and Sharon Levkoviz (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.11@	Employment Agreement dated as of December 24, 2020, between IR. Med Ltd. Limor Davidson Mund (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.12@	Amended and Restated Consulting Agreement dated as of July 7, 2024, between IR. Med Ltd. and Yaniv Cohen (incorporated by reference to Exhibit 10.1 to the report on Form 8-K filed with the SEC on July 11, 2024)
10.13@	Employment Agreement dated as March 2, 2021, between IR. Med Ltd. and Aharon Binur (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)

10.14	Form of Securities Purchase Agreement, dated December 24, 2021, by and among IR-Med, Inc. and the Purchasers (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)

10.15	Form of Common Stock Purchase Warrants (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.16	Form of Purchase Agreement, dated June 4, 2024, among the Company and the Investors (incorporated by reference to Exhibit 10.1 to report on Form 8-K filed with the SEC on June 10, 2024)
10.17@	2020 Incentive Stock Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.18@	Form of Stock Option Award Agreement under the 2020 Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 7, 2021)
10.19@	Lease Agreement dated between IR. Med Ltd. and Algaennovation Ltd. dated as of February 1, 2020 [English Language Translation] (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
10.20	Amendment to Lease Agreement [English Language Translation] (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
10.21@	Employment agreement between IR.Med Ltd. and Ran Ziskind dated as of August 22, 2024 (incorporated by reference as Exhibit 10.1 to the report on Form 8-K filed on August 28, 2024)
10.22	Distribution and License Agreement dated as of October 7, 2022, between IR.Med Ltd. and PI Prevention Care LLC (incorporated by reference as Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2023 filed on November 14, 2022)
10.23	Termination and Settlement Agreement, dated as of May 22, 2023, by and among IR-Med, Inc., IR. Med Ltd. and Moshe Gerber (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 24, 2023)
10.24	Form of 2023 Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10-Q filed with the SEC on August 14, 2023)
10.25*	Form on Warrant Extension dated December 20, 2023, signed between the Company and certain warrant holders.
10.26*	Amendment and Extension to 2015 Loan Agreement between the Company and Aharon Klein, dated March 1, 2024.
10.27*	Amendment and Extension to 2015 Loan Agreement between the Company and Yaniv Cohan, dated March 1, 2024.
10.28*	Amendment and Extension to 2017 Loan Agreement between the Company and Yaniv Cohan, dated March 1, 2024.
10.29*	Amendment and Extension to Convertible Bridge Loan between the Company and certain investors, dated March 1, 2024.
10.30	Equity Purchase Agreement, dated March 11 2025, by and between IR-Med, Inc. and Williamsburg Venture Holdings, LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on March 14, 2025).
10.31	Registration Rights Agreement, dated March 11, 2025, by and between IR-Med, Inc. and Williamsburg Venture Holdings, LLC (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on March 14, 2025).
10.32	Form of Note Purchase Agreement, dated March 26, 2025, between the Company and certain shareholders (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on April 1, 2025).
10.33	Form of Convertible Loan Agreement, dated March 26, 2025, between the Company and certain shareholders (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on April 1, 2025).
19.1	Insider Trading Policy.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on August 26, 2021)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

@ Management Contract or Compensatory Plan Arrangement

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Previously Filed

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IR-MED, INC.

By:	/s/ Ran Ziskind
Ran Ziskind
Chief Executive Officer (Principal Executive Officer)

Date: April 4, 2025

By:	/s/ Sharon Levkoviz
Sharon Levkoviz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: April 4, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oded Bashan	Chairman of the Board	April 4, 2025
Oded Bashan

/s/ Ran Ziskind	Chief Executive Officer	April 4, 2025
Ran Ziskind	(Principal Executive Officer)

/s/ Aharon Klein	Director	April 4, 2025
Aharon Klein

/s/ Sharon Levkoviz	Chief Financial Officer	April 4, 2025
Sharon Levkoviz	(Principal Financial and Accounting Officer)

/s/ Ohad Bashan	Director	April 4, 2025
Ohad Bashan

/s/ Ron Mayron	Director	April 4, 2025
Ron Mayron

/s/ Yaniv Cohen	Director	April 4, 2025
Yaniv Cohen

IR-Med, INC. and subsidiary

Consolidated Financial Statements

December 31, 2024

F-1

IR-Med, Inc.

Consolidated Financial Statements as of December 31, 2024

Somekh Chaikin

KPMG Millennium Tower

17 Ha’arba’a Street, PO Box 609

Tel Aviv 61006, Israel

+972 3 684 8000

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IR Med, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IR-Med, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

April 4, 2025

KPMG Somekh Chaikin, an Israeli partnership and a member firm of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee.

IR-Med, Inc.

Consolidated Balance Sheets as of December 31

		2024	2023
	Note	US Dollars (In thousands)
Assets

Current assets
Cash and cash equivalents	3	129	767
Accounts receivable	4	76	81

Total current assets		205	848

Non-current assets
Long term restricted deposits	10	11	11
Right of use assets	6	-	84
Property and equipment, net	5	35	56

Total non-current assets		46	151

Total assets		251	999

Liabilities and stockholders’ equity (deficit)

Current liabilities
Trade and other payables	7	388	473
Stockholders’ loans	8	157	-

Total current liabilities		545	473

Non-current liabilities
Stockholders’ loans	8	-	161

Total non-current liabilities		-	161

Total liabilities		545	634

Contingent liabilities and commitments	10
Stockholders’ equity (deficit)	9
Common stock, par value $0.001 per share, 600,000,000 shares authorized: 71,008,144 and 69,931,056 issued and outstanding as of December 31, 2024 and 2023, respectively		70	69
Additional paid-in capital		16,374	15,135
Accumulated deficit		(16,738)	(14,839)

Total stockholders’ equity (deficit)		(294)	365

Total liabilities and stockholders’ equity		251	999

The accompanying notes are an integral part of the consolidated financial statements.

IR-Med, Inc.

Consolidated Statements of Operations

		For the year	For the year
		ended	ended
		December 31,	December 31,
		2024	2023
	Note	US Dollars (In thousands)
Research and development expenses
Expenses incurred	11	1,178	2,061
Less- government grants		(468)	-

Research and development expenses, net		710	2,061

Marketing expenses	12	220	822

General and administrative expenses	13	1,011	2,028

Total operating loss		1,941	4,911

Other income		(48)	-

Financial expenses (income), net	14	6	(2)

Loss for the year		1,899	4,909

Loss per share	15

Basic and dilutive loss per common stock (in U.S. dollars)		(0.03)	(0.07)

The accompanying notes are an integral part of the consolidated financial statements.

IR-Med, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

			Additional
			paid-in	Accumulated
	Common Stock		Capital	deficit	Total
	Number of Shares	US dollars (In Thousands)
Balance as of January 1, 2024	69,931,056	69	15,135	(14,839)	365
Stock-based compensation	322,088	*	485	—	485
Private placement of common stock and warrants	755,000	1	754	—	755
Loss for the year	—	—	—	(1,899)	(1,899)

Balance as of December 31, 2024	71,008,144	70	16,374	(16,738)	(294)

Balance as of January 1, 2023	68,808,970	68	12,454	(9,930)	2,592
Stock-based compensation	122,086	*	1,682		1,682
Private placement of common stock and warrants	1,000,000	1	999		1,000
Loss for the year				(4,909)	(4,909)

Balance as of December 31, 2023	69,931,056	69	15,135	(14,839)	365

(*)	Represents an amount less than US$ 1 thousand

The accompanying notes are an integral part of the consolidated financial statements.

IR-Med, Inc.

Consolidated Statements of Cash Flows

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2024	2023
	US Dollars (In thousands)
Cash flows from operating activities
Loss for the year	(1,899)	(4,909)

Adjustments to reconcile loss for the year to net cash used in operating activities:
Stock based compensation	485	1,682
Depreciation	21	17
Financial expenses (income), net	2	(3)
Decrease (increase) in accounts receivable	6	(25)
(Decrease) increase in trade and other payables	(1)	6

Net cash used in operating activities	(1,386)	(3,232)

Cash flows from investing activities
Purchase of property and equipment	—	(2)

Net cash used in investing activities	—	(2)

Cash flows from financing activities
Repayment of shareholder loan	(5)	—
Proceeds from private placement of common stock and warrants	755	1,000

Net cash provided by financing activities	750	1,000

Effect of exchange rate changes on cash	(2)	(1)

Net decrease in cash and cash equivalents	(638)	(2,235)

Cash and cash equivalents as at the beginning of the year	767	3,002

Cash and cash equivalents as at the end of the year	129	767

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

On April 9, 2024, the Company’s first device, the PressureSafe™, decision support system, received a U.S. Food and Drug Administration (FDA) listing certification. PressureSafe™ is classified as a Class I device , decision support system. Following the listing certification of the PressureSafe™ device, the Company has started usability studies and the preparations for the commercial launch of its first device, the PressureSafe™. The Company is developing its technology through its Subsidiary and is utilizing Infra-Red-light spectroscopy (IR) combined with an Artificial Intelligence (AI) technology platform to develop non-invasive devices for various medical indications, by assessing various biomarkers and molecules in the blood and in human tissue in real-time. The second product candidate, DiaSafe™ which is currently under development is a non-invasive, user friendly devise which is designed to address the medical needs of large and growing target patient groups by offering assessment of Diabetic Foot Ulcer (“DFU”) before skin breakage, which is expected to reduce healthcare expenses and better patient care.

B.	Going Concern

The Company is starting preparations for the commercial launch of its first device the “PressureSafe™” and does not expect to generate significant revenue until such time as the Company will start the commercialization of the PressureSafe™ and shall complete the design and development of its other product candidates. During the year ended December 31, 2024, the Company incurred losses of US$1,899 thousand and had a negative cash flow from operating activities of US$ 1,386 thousand. The accumulated deficit as of December 31, 2024, is US$ 16,738 thousand.

Based on the current expected level of operating expenditures, the Company’s cash resources as of December 31, 2024 will be sufficient to meet its operating and capital needs through the second quarter of 2025 and shall not be sufficient for a period of at least 12 months from the issuance of these consolidated financial statements. Management’s plans regarding these matters include continued development and marketing the company’s products, as well as seeking additional financing arrangements. Although management continues to pursue these plans, in the event financing is not obtained, the Company may pursue additional cost cutting measures or may be required to delay, reduce the scope of, or eliminate any of its development programs, these events could have a material adverse effect on its business. These factors raise significant doubt about the Company ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 1 - General (Cont’d)

C.	Iron Swords war impact

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of horrific terrorist attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared Iron Swords War (“war”) and commenced a military campaign in Gaza against Hamas. Since the commencement of these events, there have been additional active hostilities, including a campaign focused in southern Lebanon against Hezbollah, an air campaign against the Houthi movement in Yemen and multiple airstrikes in Iran, in response to Iranian missile attacks. In October 2024, Israel began ground operations against Hezbollah in Lebanon culminating in a 60-day cease fire agreed to between Israel and Lebanon on November 27, 2024. On January 19, 2025, a temporary ceasefire between Israel and Hamas went into effect, the result of which is uncertain. On January 27, 2025, the ceasefire between Israel and Lebanon was extended to February 18, 2025. While ceasefire agreements have been reached, there is no guarantee that the parties will continue to comply with the terms of the agreements and, accordingly, it is possible that these hostilities will resume with little to no warning and that additional terrorist organizations and, possibly, countries will actively join the hostilities. Such clashes may escalate in the future into greater regional conflict.

The Company did not experience significant changes in its activities from the continuation of the war during the reporting period. However, the Company’s management continues to believe that the general conditions have brought further difficulties in management’s efforts to seek additional financing arrangements.

Although the Company’s business and operations have not been materially impacted as of the date of this financial statements, any escalation or expansion of the war could have a negative impact on both global and regional conditions and may adversely affect the Company’s business, financial condition, and results of operations.

Since this is an event that is not under the control of the Company and matters such as the fighting continuing or stopping may affect the Company’s assessments, as at the reporting date the Company is unable to assess the extent of the effect of the Iron Swords War on its business.

Note 2 - Summary of Significant Accounting Policies

A. Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (Cont’d)

B. Functional Currency

The Company finances its operations in U.S. dollars. While the majority of the Company’s operations are currently conducted in Israel, a significant part of the Company’s expenses is denominated and determined in U.S. dollars. Future revenues are expected to be earned in US dollars. The Company’s management believes that the U.S. Dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional and reporting currency of the Company is the U.S. Dollar.

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

E. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at their carrying values, which approximates their fair values.

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

Fair value for the measurement of financial assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company utilizes a valuation hierarchy for disclosure of the inputs for fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:

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

K. Accounting for Share-Based Compensation

Stock Option Plan

The Company recognizes all employee and nonemployee stock-based compensation as a cost in the consolidated financial statements. For awards with a graded vesting schedule, the Company uses the graded vesting attribution approach to recognize compensation cost over the vesting period.

The Company estimates grant date fair value using the Black-Scholes-Merton option-pricing model.

L. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (Cont’d)

L. Income taxes (cont’d)

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to an underpayment of income taxes as a component of income tax expense.

M. Concentrations of credit risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are held in commercial banks in the U.S. and in Israel. Management believes that the financial institution that holds the Company investments have high credit ratings. The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

N. Employee benefits

Pension

The Company’s liability for severance pay for its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Those employees are entitled to one month’s salary for each year of employment or a portion thereof.

The Company has a defined deposit plan in respect of the Company’s obligation to pay the benefit component of provident funds as well as in respect of its employees to whom section 14 of the Dismissal Compensation Law applies. pursuant to the terms of Section 14 of the Israeli Severance Pay Law, 1963, according to which the current deposits in the pension fund and/or with the insurance company exempt the Company from any additional obligation to these employees for whom the said depository payments are made. During the years ended December 31, 2024, and 2023, the Company paid for severance pay for its Israeli employees amounts of NIS 263 thousand (approximately US$71 thousand) and NIS 415 thousand (approximately US$113 thousand), respectively.

Short-term benefits

Short-term employee benefit obligations are measured on an undiscounted basis and are expensed as the related service is provided or upon the actual absence of the employee when the benefit is not accumulated (such as maternity leave).

The employee benefits are classified, for measurement purposes, as short-term benefits or as other long-term benefits depending on when the Company expects the benefits to be wholly settled.

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

The subsidiary occupies approximately 130 square meters of facilities, under an agreement for shared office space and services that expires upon 90 days’ notice by either the Subsidiary or the landlord (See also note 18-B4).

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

Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expense in the Company’s consolidated statements of income in the same line item as expense arising from fixed lease payments (operating leases).

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

Q. Stockholders’ loans

Stockholders’ loans with terms that were amended after the reporting date are considered in determining the classification of debt at the reporting date. Due to agreements reached in 2024 between the stockholders and the Company regarding the repayment date of the loan (see note 8), the stockholders’ loans at December 31, 2023 were classified as non- current liabilities.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

R. New Accounting Pronouncements

Recently Adopted Accounting Standards

Segment Reporting: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. It requires incremental disclosures related to an entity’s reportable segments, including (i) significant segment expense categories and amounts for each reportable segment that are provided to the chief operating decision maker (“CODM”), (ii) an aggregate amount and description of other segment items included in each reported measure, (iii) all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 to be disclosed in interim periods, (iv) the title and position of the individual or the name of the group identified as the CODM and (v) an explanation of how the CODM uses the reported measures of segment profit or loss to assess performance and allocate resources to the segment. The standard improves transparency by providing disaggregated expense information about an entity’s reportable segments. The standard does not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024. The Company adopted this guidance retrospectively, providing the additional disclosures as required. See note 17 for more information.

Accounting Standards Not Yet Adopted

Income Taxes: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expense and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, SG&A and research and development). Amounts remaining in relevant expense captions that are not separately disclosed will be described qualitatively. Certain amounts that are already required to be disclosed under currently effective U.S GAAP will be included in the same disclosure as the other disaggregation requirements. The amendments also require disclosing the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 3 - Cash and Cash Equivalents

	December 31	December 31
	2024	2023
	US Dollars (In thousands)
Cash - NIS	26	68
Cash - US dollars	103	699

	129	767

Note 4 - Accounts Receivable

	December 31	December 31
	2024	2023
	US Dollars (In thousands)
Prepaid expenses	22	30
Government institutions	22	40
Grant Receivable	29	—
Related parties	3	11

	76	81

Note 5 – Property and Equipment, net

	December 31	December 31
	2024	2023
	US Dollars (In thousands)
Computers and electronics’ equipment	45	45
Laboratory equipment	19	19
Furniture and equipment	10	10
Leasehold improvement	19	19

	93	93

Less – accumulated depreciation	(58)	(37)

	35	56

Annual depreciation expenses	21	17

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 6 - Leases

As of December 31 ,2024, the Company has no lease contracts for motor vehicles used in its operation. Leases of motor vehicles generally have lease terms of three years and are all classified as operating leases. The contracts expired on various dates during 2024. The Company continues to use some of the vehicles after their initial lease terms without any minimum period commitment.

The above operating leases were included in “Right-of-use assets” on the Company’s Consolidated Balance Sheets as of December 31, 2023, and represented the Company’s right to use the underlying asset for the lease term. The Company’s obligations to pay lease payments were included as “Lease liability” on the Company’s Consolidated Balance Sheets as of December 31, 2023. Based on the present value of the lease payments for the remaining lease term of the Company’s existing lease agreements, the Company recognized operating right-of-use assets and operating lease liabilities of approximately US$170 thousand on January 1, 2022. The Company uses its incremental borrowing yearly rate of 5.8% based on the information available at the commencement date to determine the present value of the lease payments.

During the years ended December 31, 2024, and 2023, the Company recognized expenses of US$121 thousand and US$111 thousand from leases of motor vehicles, respectively. (including a decrease in right-of-use assets of US$84 thousand and US$71 thousand, respectively).

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 7 - Trade and Other Payables

	December 31	December 31
	2024	2023
	US Dollars (In thousands)
Trade payables	58	62
Accrued expenses	188	160
Payroll and related accruals	28	98
Advance from customer	—	50
Lease liability	—	39
Related Parties	114	64

	388	473

Note 8 - Stockholders’ Loans

A. The 2015 loans

In 2015, certain of the Company’s stockholders granted loans to the Company to finance its ongoing operation (hereinafter: the “2015 Loans”). These loans bear interest at an annual rate ranging in 2024 and 2023 from 5.18% to 2.9%. Under the original loan terms, the aggregate loan amount is payable to the lenders by the Company only upon the approval of the Company’s board of directors that the Company’s profits reached an amount of US$500 thousand and upon such terms and in such installments as shall be determined by the Company’s board of directors.

In March 2020, the Company and the lender agreed to amend the terms of the 2015 Loans and the repayment date was extended to December 31, 2023. On March 1, 2024, the Company and the lenders agreed to extend the repayment date to December 31, 2025.

On July 4, 2024 the Company and one of the lenders agreed to repay US$3 thousand from the total loan amount.

As of December 31, 2024, and 2023, the carrying amounts of the 2015 Loans were US$31 thousand and US$ 34 thousand, respectively.

B. The 2017 loans

In 2017, one of the Company’s stockholders provided the Company with a loan to finance its ongoing operation (hereinafter: the “2017 Loan”). This loan bears interest at annual rate ranging in 2024 and 2023 from 5.18% to 2.9% annually. Under the original loan terms, the aggregate loan amount was repayable by the Company upon the closing of an investment in the Company with proceeds greater than US$500 thousand.

In March 2020, the Company and the lender agreed to amend the terms of the 2017 Loan and the repayment date was extended to December 31, 2023. On March 1, 2024, the Company and the lender agreed to extend the repayment date to December 31, 2025.

As of December 31, 2024, and 2023, the carrying amounts of the 2017 Loan were US$4 thousand.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 8 - Stockholders’ Loans (cont’d)

C.	Convertible Loan

On March 6, 2018, certain of the Company’s stockholders entered with the Company into a convertible bridge loan agreement (the “2018 CLA”).

In accordance with 2018 CLA, the loan bears interest at a rate per annum equal to three percent (3%) compounded and accrued annually, and was originally repayable on December 31, 2018, or later date as determined by the stockholders representing more than 80% of IR. Med, Ltd.’s issued and outstanding shares who has also provided loans with terms similar to the terms of the agreement (‘Majority Lenders”), unless earlier converted to shares.

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

On July 4, 2024, the Company and one lender agreed to repay US$2 thousand from the total loan amount.

Financing expenses recorded in respect of the loans during 2024 and 2023 were US$3 thousand .

As of December 31, 2024, and 2023, the carrying amounts of the loans were US$122 thousand and US$ 123 thousand, respectively.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 9 - Stockholders’ Equity

A.	Common Stock

As of December 31, 2024, the Company has 71,008,144 shares of Common Stock issued and outstanding.

Each share of IR-Med, Inc.´s common stock entitles its holder to one vote, and all shares rank equally as to voting and other matters.

Dividends may be declared and paid on the common stock from funds legally available therefor, if, as and when determined by the Board of Directors.

B.	Financing round

(I)	During the first four months of 2021, the Company raised in the aggregate $3,525,000 net of issuance cost of $223,000. According to the agreements, the Company shall issue to the Investors 5,507,813 units of its securities (hereinafter: “Unit” and collectively the “Units”) at a price per Unit of $0.64. Each Unit is comprised of two shares of IR-Med, Inc.’s common stock and one warrant to purchase an additional share of IR-Med, Inc.’s common stock, exercisable for a three-year period from the date of issuance at a per share exercise price of $0.64, subject to certain limited adjustments.

(II)	Between April 2022 through July 2022, the Company entered into a securities purchase agreement with six accredited investors providing for the issuance and sale to such investors of an aggregate of 4,119,321 shares of the Company common stock and warrants for an additional 4,119,321 shares of the Company common stock, exercisable through 2024, at a per share exercise price of $1.10, subject to certain limited adjustments. The aggregate gross proceeds from the private placement were approximately $3,625,000.

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

(VI) On June 4, 2024 and July 4, 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which it agreed to issue and sell, in a private placement offering (the “2024 Private Placement”), 755,000 shares of the Company’s Common Stock, at a per share price of $1.00 and warrants to purchase up to an additional 1,208,000 shares of Common Stock at a per share exercise price of $1.00 (subject to a one time dilution protection adjustment). The 2024 Private Placement closed on June 7, 2024 and July 10, 2024, respectively, and the Company received aggregate gross proceeds of $755,000.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 9 - Stockholders’ Equity (cont’d)

C.	Share-based compensation

On December 23, 2020, the Company’s board of directors approved, and the shareholders adopted a share-based compensation plan (“2020 Incentive Stock Plan”) for future grants by the Parent Company. on April 29, 2021, the Company adopted a sub plan (the “Israeli appendix”). On September 27, 2023, the Company’s Board approved a further amendment to the 2020 Incentive Stock Plan to increase the number of shares authorized for issuance of awards under the 2020 Incentive Stock Plan from 16,000,000 shares to an aggregate of 17,500,000 shares of common stock. The holders of a majority of the Company’s voting stock approved such an increase.

As of December 31, 2024, the Company awarded to its employees and service providers options to purchase up to 15,072,175 shares of common stock, of which options for 7,535,675 shares were at an exercise price of US$0.32 per share, options for 7,281,000 shares were at an exercise price of US$0.58 per share, options for 255,500 shares were at an exercise price of US$0.01 per share . As of December 31, 2024, options for 13,125,925 shares were vested with weighted average of exercise price of US$ 0.42, and the remaining balance has a vesting period ranging betweenone to five years. The options are exercisable for periods ranging between three to 10 years from the vesting date.

Options awarded:

	2024		2023
	Weighted average of exercise price	Number of options	Weighted average of exercise price	Number of options
Outstanding as of the beginning of the year	$0.42	15,544,175	$0.4	13,943,842
Granted	$0.55	1,715,500	$0.58	2,467,000
Forfeited	$0.39	(1,500,000)	$0.32	(866,667)
Expired	$0.28	(687,500)		-
Outstanding as of the end of year	$0.42	15,072,175	$0.42	15,544,175

On June 12, 2022, the Company entered into a consulting agreement for professional services. As part of this agreement, the Company granted the consultant 2,272 shares at par value per month. As of December 31, 2024, the Company granted the consultant 43,174 shares at par value.

On August 15, 2022, the Company entered into a consulting agreement for professional services. As part of this agreement, the Company granted the consultant 88,000 shares at par value.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 9 - Stockholders’ Equity (cont’d)

C.	Share-based compensation (cont’d)

On June 1, 2023, the Company entered into a consulting agreement for professional services. As part of this agreement, the Company will grant the consultant 176,000 shares at par value in four tranches. As of December 31, 2024, the Company granted the consultant 176,000 shares at par value.

On October 8, 2024, the Company entered into a consulting agreement for professional services. As part of this agreement, the Company granted the consultant 225,000 shares at par value.

The Company recorded in the statement of operations a non-cash expense of US$485 thousands and US$1,682 thousands during the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, there was US$ 356 thousand unrecognized compensation cost related to non-vested employees and consultants options. The cost is expected to be recognized over a period of four years.

The stock-based compensation expenses for the years ended December 31, 2024, and 2023 were recognized in the statements of operations as follows;

	Year ended December 31
	2024	2023
	US Dollars (In thousands)
Research and development expenses	43	158
Marketing expenses	215	659
General and administrative expenses	227	865

	485	1,682

The Company will not be allowed to claim as an expense for tax purposes the amounts charged as stock-based compensation expenses.

The following table sets forth information about the weighted-average fair value of options granted to employees and service providers during the years ended December 31, 2024 and 2023, using the Black-Scholes-Merton option-pricing model and the weighted-average assumptions used for such grants:

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 9 - Stockholders’ Equity (cont’d)

C.	Share-based compensation (cont’d)

	For the years ended
	December 31	December 31
	2024	2023

Dividend yields (see (I) below)	0.0%	0.0%
Share price (in U.S. dollar) (see (II) below)	0.52	0.58
Expected volatility (see (III) below)	45%-52%	84%-99%
Risk-free interest rates (see (IV) below)	3.72%-4.24%	4.16%-4.39%
Expected life (in years) (see (V) below)	5-10	5-10

I.	The Company used 0% as its expected dividend yield, based on historic policies and future plans.

II.	The Company’s common stock is quoted on the OTCQB. However, the Company considers its share price as it is traded on OTCQB to not be an appropriate representation of fair value, since it is not traded on an active market. The Company determined that the market is inactive due to low level of activity of the Company’s common stock, stale or non-current price quotes and price quotes that vary substantially either over time or among market makers. Consequently, the price of the Company’s common stock has been determined based on private placement equity offerings conducted in June and July 2024 and June 2023 consisting of units comprised of shares of common stock and warrants, at a per unit purchase price of $1.00. In order to evaluate the price per share, the warrant value has been deducted from the total unit price.

III.	As the Company is at its early stage of operation, there is not sufficient historical volatility for the expected term of the stock options. Therefore, the Company uses an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies which were selected based upon industry similarities.

IV.	The Company determined the risk-free interest rate by using a weighted-average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

V.	The expected life of the granted options was determined based on the estimated behavior of the grantees; since most of the grantees are executives, the Company assumed that the large majority of the options will be exercised prior to their expiration.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 10 - Contingent Liabilities and Commitments

A.	Israel Innovation Authority

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

On January 25, 2024, the Israel Innovation Authority (the “IIA”) approved a program to develop a device for the early assessment of diabetic foot ulcers among diabetic patients, with a project budget of NIS 3,761,978 (approximately US$ 1,030,000) which includes an amount equal to 50% grant of the total budget provided at the time of the grant, disbursed in installments over the course of 13 months, in accordance with the project’s progress. In consideration for the grant by the IIA, the Subsidiary is required to pay royalties at the rate of 3%-5% from the total sales until the repayment date of the full amount of the grant, plus annual interest at the SOFR rate. In addition, the IIA must approve any arrangement whereby the Subsidiary seeks to transfer the technology relating to the project, or its development, from Israel.

As of December 31, 2024, the Company’s maximum possible future royalties commitment, subject to future sales of such products and based on grants received from the IIA and not yet repaid, is approximately $761 thousand (including interest in the amount of approximately $32 thousand).

For the years ending December 31, 2024, and 2023, IIA grants that were obtained are $ 439 thousand and $0 ,respectively.

B.	Long term deposits

During 2021 the Company received a bank credit line in the amount of NIS 40,711 (approximately US$11,000) and pledged a security in the same amount.

C.	Legal claims

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

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 11 - Research and Development Expenses

	For the years ended
	December 31	December 31
	2024	2023
	US Dollars (In thousands)
Salaries and related expenses	489	778
Subcontractors	499	947
Materials	1	55
Stock based compensation expenses	43	158
Other expenses	146	123

Total research and development expenses	1,178	2,061

Note 12 - Marketing Expenses

	For the years ended
	December 31	December 31
	2024	2023
	US Dollars (In thousands)
Salaries and related expenses	3	—
Professional expenses	2	153
Other expenses	—	10
Stock based compensation expenses	215	659

Total marketing expenses	220	822

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 13 - General and Administrative Expenses

	For the years ended
	December 31	December 31
	2024	2023
	US Dollars (In thousands)
Salaries and related expenses	86	242
Professional expenses	504	683
Rent and Maintenance	115	94
Depreciation	21	17
Other expenses	58	127
Stock based compensation expenses	227	865

Total general and administrative expenses	1,011	2,028

Note 14 - Financial Expenses

	For the years ended
	December 31	December 31
	2024	2023
	US Dollars (In thousands)
Interest (income) expenses, net	3	(20)
Exchange rate loss	2	17
Other	1	1

Total financial expenses (income), net	6	(2)

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 15 - Loss Per Share

The calculation of basic and diluted losses per share for the year ended on December 31, 2024, and 2023 was based on the losses attributable to the Company’s ordinary stockholders for the year divided by a weighted average number of ordinary shares outstanding. The calculation of basic and diluted losses per share for the years ended on December 31, 2024, and 2023 are as follows:

	For the years ended
	December 31 2024	December 31 2023
	US Dollars (In thousands)
Loss attributable to shareholders ($ in thousands)	(1,899)	(4,909)

Weighted average number of ordinary shares:

Balance at beginning of year	69,931,056	68,808,970
Effect of shares issued during the year	543,206	595,381

Weighted-average shares – basic and dilutive as at end of year	70,474,262	69,404,351

Basic and dilutive loss per share ($)	(0.03)	(0.07)

As of December 31, 2024, and 2023, options and warrants which were granted by the Company’s board of directors were not included in the loss per share computation because all such securities have an anti-dilutive effect for the year. Such securities totaled to 27,610,434 and 29,774,434, respectively.

Note 16 – Income Taxes

A.	Corporate income tax rate

a)	The income tax rates relevant to the Parent company in Nevada for the years 2024 and 2023 was 21%.

The tax rates relevant to the Subsidiary for the years 2024 and 2023 was 23%.

Current taxes for the reported periods are calculated according to the enacted tax rates presented above.

b)	Tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959 (the “Investments Law”).

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

B.	Deferred tax assets

The following is a summary of the significant components of deferred tax assets:

	December 31	December 31
	2024	2023
	US Dollars (In thousands)
Operating loss carryforwards	2,182	1,678
Research and development costs capitalized for tax purposes	161	423
Payroll and related payables	1	7
Lease liability	—	9
Total deferred tax assets	2,344	2,117

Right of use asset- deferred tax liability	—	(19)

Total deferred tax assets, net	2,344	2,098
Valuation allowance for deferred tax assets	(2,344)	(2,098)

Deferred tax assets, net of valuation allowance	—	—

As of December 31, 2024, and 2023, the Company has provided full valuation allowance of US$ 2,344 thousand and US$ 2,098 thousand against its deferred tax assets given that it is not more likely than not that it will generate sufficient income for tax purposes to utilize the available deferred tax assets in the foreseeable future.

C.	Accounting for uncertainty in income taxes

For the years ended December 31, 2024 and 2023, the Company did not have any significant unrecognized tax benefits. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The Company accounts for interest and penalties related to an underpayment of income taxes as a component of income tax expense. For the years ended December 31, 2024 and 2023, no interest and penalties related to income taxes have been accrued.

D.	Operating losses carry forwards and valuation allowance

As of December 31, 2024, and 2023, the Company had operating loss carryforwards in the amount of US$ 10,235 thousand and US$ 7,668 thousand, respectively. The Company and its Subsidiary can reduce future taxable income with no limitation to the period of use.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 16 – Income Taxes (Cont’d)

E.	Composition of loss from continuing operations before income taxes:

	For the year ended December 31	For the year ended December 31
	2024	2023
	US Dollars (In thousands)
Loss from continuing operations before income taxes:
US	282	346
Israel	1,617	4,563

	1,899	4,909

F.	Income tax assessment

As of December 31, 2024, the Subsidiary has tax assessments that are considered as final in Israel due to lapse of statute of limitation period, through tax year 2019. The Parent Company has not been assessed for income tax purposes in the U.S. since its inception and is open to examination by the IRS from the tax year 2020.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 16 – Income Taxes (Cont’d)

G.	Reconciliation of the statutory income tax expense (benefit) to actual income tax expense

Reconciliation between the theoretical income tax expense, assuming all income is taxed at the federal statutory income tax rate applicable to income of the Parent Company and the actual income tax expense as reported in the statements of operations is as follows:

	For the years ended
	December 31	December 31
	2024	2023
	US Dollars (In thousands)
Loss before income taxes as reported in the statements of operations	(1,899)	(4,909)

Statutory tax rate	21%	21%

Theoretical income tax benefit on the above amount at the US federal statutory income tax rate	(399)	(1,031)

Additional tax (tax savings) in respect of:

Nondeductible expenses	113	389
Differences in tax rates between statutory tax and income tax of the Subsidiary*	(33)	(91)
Change in valuation allowance	246	644
Effect of currency exchange differences	60	87
Other	13	2

Actual taxes on income	—	—

(*)	The Subsidiary operates in Israel in a tax jurisdiction with a corporate income tax rate of 23%.

H.	Roll forward of valuation allowance

US Dollars (In thousands)
Balance on January 1, 2023	1,454
Change in valuation allowances - Income tax expense	644

Balance on December 31, 2023	2,098
Change in valuation allowances - Income tax expense	246

Balance on December 31, 2024	2,344

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 17 – Segment Information

This segment structure reflects the financial information and reports used by the Company’s management, specifically its CODM, to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus in compliance with ASC 280, Segment Reporting.

The Company reports segment information based on the management approach, which designates the internal reporting used by the CODM, the Company’s Chief Executive Officer and Chairman of the Board, for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company has one operating and reportable segment, PressureSafe™ & DFU device activity. The PressureSafe™ & DFU device utilizes Infra-Red-light spectroscopy (IR) combined with an Artificial Intelligence (AI) technology platform to develop non-invasive devices for various medical indications, by detecting and measuring various biomarkers and molecules in the blood and in human tissue in real-time.

To date, the Company has not generated revenue. The Company expects to continue to incur significant expenses and operating losses as its product matures for distribution.

The accounting policies of the Company segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance of its operations based on net loss excluding non-cash items (depreciation and stock-based compensation).

As such, the CODM uses cash forecast model in deciding how to invest into the PressureSafe™ & DFU segment. Such models are reviewed to assess the entity-wide operating results and performance. Net loss (excluding non-cash items) is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment along with cash forecast model.

The measure of segment assets is reported on the balance sheet as total assets.

The following table presents information about the Company’s single reportable segment by significant expenses categories regularly reviewed by the CODM for the year ended December 31, 2024 and 2023:

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2024	2023
	US Dollars (In thousands)
Research and development expenses
Salaries and related expenses	489	778
Subcontractors	464	794
Materials	1	55
Usability study	33	153
Other expenses	148	123
Less- government grants	(468)	—
Research and development expenses, net	667	1,903

Marketing expenses	5	163

General and administrative expenses
Salaries and related expenses	86	242
Professional expenses	504	683
Rent and Maintenance	115	94
Other expenses	58	127
Total General and administrative expenses	763	1,146

Other income	(48)	—
Financial expenses (income), net	6	(2)

Segment net loss	1,393	3,210
Reconciliation of profit or loss adjustments and reconciling items
Depreciation	21	17
Stock-based compensation	485	1,682

Net loss	1,899	4,909

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 18 - Related Parties Balances and Transactions

The Company’s related parties are seven directors, four officers, one shareholder and two entities controlled by three of the Company’s shareholders.

A.	Balances with related parties

	December 31	December 31
	2024	2023
	US Dollars (In thousands)
Assets

Other receivables	3	11

Liabilities

Payables	19	22
Accrued expenses	88	31
Payroll and related	7	14
Stockholders’ loans	157	161

B.	Transactions with related parties

	For the years ended
	December 31	December 31
	2024	2023
	US Dollars (In thousands)
Subcontractors and professional expenses (1)	207	347
Salaries and related expenses (2)	252	439
Stock based compensation (3)	279	1,459
Rent and Maintenance (4)	82	80
Interest expenses, see note 8	4	5

(1)	For the years ended December 31, 2024, and 2023, the Company paid to two directors of the Parent Company an aggregate consideration of US$170 thousand and US$161 thousand, respectively, in respect of research and development services.

For the years ended December 31, 2024, and 2023, the Company paid to one shareholder of the Parent Company and his relative an aggregate consideration of

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 18 - Related Parties Balances and Transactions (Cont’d)

B.	Transactions with related parties (cont’d)

US$5 thousand and US$150 thousand, respectively in respect to consulting services.

For the years ended December 31, 2024, and 2023, the Company paid to the Parent Company non-employee directors an aggregate consideration of US$32 thousand and US$36 thousand, respectively ,with respect of their services.

(2)	For the year ended December 31, 2024, and 2023 the Company paid to four of its officers, salary and related expenses totaled to US$252 thousand and US$439 thousand, respectively.

(3)	Following the adoption of the 2020 Incentive Stock Plan by the Parent Company on December 23, 2020, and the adoption of the sub plan (the “Israeli appendix”) on April 29, 2021, the Parent Company granted during the year 2024 to its officer and director 1,715,500 options to purchase shares of Common Stock (See also note 9-C).

The Parent Company granted during the year 2023 to its officers and shareholder and his relative 1,636,000 options to purchase shares of Common Stock (See also note 9-C).

(4)	For the year ended December 31, 2024, the Company recorded a liability on amount of $82 thousand and for the year ended 2023, the Company paid a yearly amount of US$80 thousand to an entity in which two directors of the Company are stakeholders in the entity, for rent and office services.

C	On July 7, 2024, the Company entered into an Amendment to the Consulting Agreement with Mr. Aharon Klein, its Interim Chief Executive Officer and Chief Technology Officer and (the “Klein Amendment”). The Klein Amendment amends the original consulting agreement executed by and between the Company and Mr. Klein, dated October 1, 2019, as amended on December 24, 2020. Effective June 1, 2024, the Klein Amendment provides for a monthly compensation in the amount of NIS 30,000 and an additional NIS 5,000 for car expenses. All other terms related to Mr. Klein overall compensation and equity-based awards remain unchanged. On October 31, 2024, the Board approved a reduction in the monthly payments made to Mr. Klein, in light of the Company’s current cash position, which was agreed upon with Mr. Klein. Under the amended terms of Mr. Klein’s service provider agreement, he will receive monthly payments of NIS 16,000, instead of NIS, 30,000, plus NIS 5,000 for car expenses totaling a monthly compensation of NIS 21,000 starting from October 2024 onwards.

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

On December 25, 2024, in light of the Company’s cash position, the Company terminated the consulting agreements with Aharon Klien and Yaniv Cohen.

D	On August 21, 2024, the Board appointed Mr. Ran Ziskind to serve as the Company’s Chief Executive Officer (CEO), replacing Mr. Ronnie Klein, who had been serving as Interim CEO, effective September 1, 2024. Mr. Ziskind also serves as the Chief Executive Officer of the Company’s wholly-owned subsidiary, IR-Med Ltd., an Israeli corporation. In conjunction with his appointment, the Company entered into an employment agreement with Mr. Ziskind (the “Employment Agreement”), pursuant to which he will be subject to standard confidentiality, intellectual property assignment and non-compete provisions. In addition, in consideration for his service, Mr. Ziskind receives a monthly gross salary of NIS 6,000 until the Company will raise at least $4,000,000 in funding, and following such potential capital raise, his compensation will be increased to NIS 45,000 per month, as well as will be entitled to NIS 10,000 for car expenses. Under the Employment Agreement, Mr. Ziskind will also receive 1,400,000 restricted shares of the Company’s Common Stock, at an exercise price of $0.58 per share (the “Shares”). The Shares will vest over a four-year period commencing on the grant date such that (i) 350,000 of the Shares will become fully vested and exercisable on the first anniversary elapsed from the grant date and (ii) the balance will vest in six (6) bi-annual installments of 175,000 Shares, subject to Mr. Ziskind’s continued employment.

IR-Med, Inc.

Notes to the Consolidated Financial Statements

Note 19 – Subsequent Events

1.	In January 2025, in light of the Company’s cash position, the Company and its two officers agreed to reduce their salaries for the months of January and February 2025. According to this agreement, their salaries will range between NIS 6,000 (approximately $1,644) and NIS 10,000 (approximately $2,740) per month.

2.	On February 16, 2025, the Company obtained a short-term loan of NIS 140,000 (approximately $38,000) from Bank Hapoalim. The loan bears an annual interest rate of 9% and is repayable in two equal installments on April 30, 2025, and May 31, 2025. In March 2025, the Company repaid the loan.

3.	On march 11 ,2025 the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Fifteen Million Dollars ($15,000,000) over a 24-month period (unless otherwise determined therein) in accordance with the terms and conditions of an Equity Purchase Agreement, dated as of March 11, 2025, by and between the Company and the Investor (the “Equity Purchase Agreement”). In connection with the Equity Purchase Agreement, the parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the Securities and Exchange Commission (the “SEC”) the Company’s common stock issuable under the Equity Purchase Agreement. Pursuant to the terms of the Equity Purchase Agreement, the Investor agreed to accept a put notice of up to $500,000 upon a registration statement being declared effective by the SEC.

During the term of the Equity Purchase Agreement, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of common stock of the Company (such shares, the “Put Shares”) at such price as determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Put Shares shall be equal to 90% of the market price defined as the average of the two (2) lowest Volume-Weighted Average Price (VWAP) for the five (5) consecutive trading days immediately preceding the relevant Clearing Date (defined therein), as reported by Bloomberg Finance L.P. or other reputable source. Further, in consideration of the Company’s Put rights, and subject to the terms of the Equity Purchase Agreement, the Investor was issued 1,000,000 shares of the Company’s common stock. Pursuant to the Equity Purchase Agreement, the Investor may not acquire at any point, more than 9.99% of the outstanding common stock of the Company.

4.	Effective March 26, 2025, IR-Med, Inc. (the “Company”) entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Ran Ziskind, Mr. Yaniv Cohen, and Mr. Oded Bashan for an aggregate amount of $31,200. Pursuant to the Purchase Agreement, the Company issued unsecured convertible promissory notes (the “Notes”) to Mr. Ziskind, Mr. Cohen, and Mr. Bashan in the principal amount of $10,400 for each Note. The Notes bear simple interest at a rate of 9% per annum and mature on the earlier of (i) March 26, 2026, or (ii) upon the completion by the Company of an equity or debt financing generating gross proceeds of at least $100,000. The Notes are convertible, at the election of the holder, on the maturity date into shares of the Company’s common stock at a price per share equal to 85% of the closing price of the common stock on the applicable trading market as of the maturity date. The Notes are subject to customary events of default, upon which the outstanding principal and accrued interest may become immediately due and payable. The Company may not prepay the principal amount without the consent of a majority of the holders of all outstanding Notes, though accrued interest may be paid at any time.

5.	On March 31, 2025, the Company’s board of directors decided to approve the extension of the expiration date of 3,636,634 warrants until June 30, 2025. This extension is subject to the approval of the warrants holders.

