Form 10-Q
period 2025-03-31
IR-Med, Inc.
filed 2025-05-15
CIK 1839133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2025

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

As of May 15, 2025, there were outstanding 72,018,144 shares of the registrant’s common stock, par value $0.001 per share.

IR-MED, INC.

Form 10-Q

March 31, 2025

IR-Med Inc.

Interim Unaudited Condensed Consolidated Balance Sheets

		March 31 2025	December 31 2024
	Note	USD thousands	USD thousands
Assets

Current assets
Cash and cash equivalents		51	129
Accounts receivable		30	76
Total current assets		81	205

Non- current assets
Long term restricted deposits		11	11
Property and equipment, net		32	35
Total non-current assets		43	46

Total assets		124	251

Liabilities and stockholders’ deficit

Current liabilities
Trade and other payables	5	428	388
Stockholders’ loans		158	157
Convertible loans of related parties	4	31	-
Total Current Liabilities		617	545

Total liabilities		617	545
Contingent liabilities	8

Stockholders’ deficit
Common Stock, par value $0.001 per share, 600,000,000, shares authorized. As of March 31, 2025, and December 31, 2024, 72,008,144 and 71,008,144 shares were issued and outstanding, respectively.		72	70
Additional paid-in capital		16,946	16,374
Accumulated deficit		(17,511)	(16,738)
Total Stockholders’ deficit		(493)	(294)

Total liabilities and stockholders’ deficit		124	251

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

IR-Med Inc.

Interim Unaudited Condensed Consolidated Statements of Operations

	For the three-months period ended March 31
	2025	2024
	U.S dollars (in thousands)
Research and development expenses:
Expenses incurred	64	375
Less- government participation	(41)	(180)
Research and development expenses, net	23	195
Marketing expenses	2	168
General and administrative expenses	228	295

Total operating loss	253	658

Financial (income) expense, net	520	(1)

Loss for the period	773	657

Basic and dilutive loss per common stock (in dollars)	(0.01)	(0.01)

Weighted-average number of shares in the loss per share computation for the three months ended March 31, 2025 and three months ended March 31, 2024 were 71,258,144 and 69,931,056, respectively.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

IR-Med Inc.

Interim Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	deficit
		U.S dollars (in thousands)
For the three-month period ended March 31, 2025
Balance as of January 1, 2025	71,008,144	70	16,374	(16,738)	(294)

Stock-based compensation	-	-	54	-	54
Issuance of Shares	1,000,000	2	518	-	520
Loss for the period	-	-	-	(773)	(773)

Balance as of March 31, 2025	72,008,144	72	16,946	(17,511)	(493)

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	deficit
	U.S dollars (in thousands)
For the three-month period ended March 31, 2024
Balance as of January 1, 2024	69,931,056	69	15,135	(14,839)	365

Stock-based compensation	-	-	206	-	206
Loss for the period	-	-	-	(657)	(657)

Balance as of March 31, 2024	69,931,056	69	15,341	(15,496)	(86)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

IR-Med Inc.

Interim Unaudited Condensed Consolidated Statements of Cash Flows

	For the three-month period ended
	March 31	March 31
	2025	2024
	U.S dollars (in thousands)

Cash flows from operating activities
Loss for the period	(773)	(657)

Adjustments to reconcile loss for the period to net cash used in operating activities:
Stock based compensation	54	206
Depreciation	3	9
Non-cash financial expenses	520	3
Decrease in accounts receivable	46	27
Increase in trade and other payables	40	54

Net cash used in operating activities	(110)	(358)

Cash flows from Financing activities
Proceeds from short-term loan	39	-
Repayment of short-term loan	(39)	-
Issuance of convertible loans	31	-

Net cash provided from financing activities	31	-

Effect of exchange rate changes on cash and cash equivalents	1	(1)

Net decrease in cash and cash equivalents	(78)	(359)

Cash and cash equivalents as at the beginning of the period	129	767

Cash and cash equivalents as at the end of the period	51	408

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

On April 9, 2024, the Company’s first device, the PressureSafe™, decision support system, received a U.S. Food and Drug Administration (“FDA”) listing certification. PressureSafe™ is classified as a Class I device , decision support system. Following the listing certification of the PressureSafe™ device, the Company has started usability studies and the preparations for the commercial launch of its first device, the PressureSafe™. The Company is developing its technology through its Subsidiary and is utilizing Infra-Red-light spectroscopy (“IR”) combined with an Artificial Intelligence (“AI”) technology platform to develop non-invasive devices for various medical indications, by assessing various biomarkers and molecules in the blood and in human tissue in real-time. The second product candidate, DiaSafe™ which is currently under development is a non-invasive, user friendly devise which is designed to address the medical needs of large and growing target patient groups by offering assessment of Diabetic Foot Ulcer (“DFU”) before skin breakage, which is expected to reduce healthcare expenses and better patient care.

B.	Going Concern

The Company is starting the preparations of the commercial launch of its first device, the PressureSafe™ , and does not expect to generate significant revenue until such time as the Company will start the commercialization of the PressureSafe™ and shall complete the design and development of its other product candidates. During the three months ended March 31, 2025, the Company incurred losses of $773 thousand and had a negative cash flow from operating activities of $110 thousand. The accumulated deficit as of March 31, 2025 is $17,511 thousand.

Based on the current expected level of operating expenditures, the Company’s cash resources as of March 31, 2025 will be sufficient to meet its operating and capital needs through the second quarter of 2025 and shall not be sufficient for a period of at least 12 months from the issuance of these consolidated financial statements. Management’s plans regarding these matters include continued development and marketing the Company’s products, as well as seeking additional financing arrangements. Although management continues to pursue these plans, in the event financing is not obtained, the Company may pursue additional cost cutting measures or may be required to delay, reduce the scope of, or eliminate any of its development programs, these events could have a material adverse effect on its business. These factors raise substantive doubt about the Company ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

C	Iron Swords war impact

Further the described in note 1C to the Company’s annual report for the year ended December 31, 2024, the Company did not experience significant changes in its activities from the continuation of the war during the reporting period. However, the Company’s management continues to believe that the general conditions have brought further difficulties in management’s efforts to seek additional financing arrangements.

Although the Company’s business and operations have not been materially impacted as of the date of these financial statements, any escalation or expansion of the war could have a negative impact on both global and regional conditions and may adversely affect the Company’s business, financial condition, and results of operations.

Since this is an event that is not under the control of the Company and matters such as the fighting continuing or stopping may affect the Company’s assessments, as at the reporting date the Company is unable to assess the extent of the effect of the Iron Swords War on its business.

Note 2 - Interim Unaudited Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2024.

IR-Med Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 2 - Interim Unaudited Financial Information (Cont’d)

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results and cash flow for the three months period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Note 3 - Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report for the year ended December 31, 2024.

Note 4 - Significant Events During the Reporting Period

1. In January 2025, in light of the Company’s cash position, the Company and its two officers agreed to reduce their salaries for the months of January and February 2025. According to this agreement, their salaries will range between NIS 6,000 (approximately $1,644) and NIS 10,000 (approximately $2,740) per month.

2. On February 16, 2025, the Company obtained a short-term loan of NIS 140,000 (approximately $39,000) from Bank Hapoalim. The loan bears an annual interest rate of 9% and is repayable in two equal installments on April 30, 2025, and May 31, 2025. In March 2025, the Company repaid the loan.

3. On March 11 ,2025 the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (the “Investor”), pursuant to which the Investor agreed to invest up to Fifteen Million Dollars ($15,000,000) over a 24-month period (unless otherwise determined therein) in accordance with the terms and conditions of an Equity Purchase Agreement, dated as of March 11, 2025, by and between the Company and the Investor (the “Equity Purchase Agreement”). In connection with the Equity Purchase Agreement, the parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the Securities and Exchange Commission (the “SEC”) the Company’s common stock issuable under the Equity Purchase Agreement. Pursuant to the terms of the Equity Purchase Agreement, the Investor agreed to accept a put notice of up to $500,000 upon a registration statement being declared effective by the SEC.

IR-Med Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 4 - Significant Events During the Reporting Period (Cont’d)

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

The fair value of the 1,000,000 shares issued at the date of the agreement in the amount of $520 thousand was recorded as financial expenses in the statement of operations.

4. Effective March 26, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Ran Ziskind, Mr. Yaniv Cohen, and Mr. Oded Bashan for an aggregate amount of $31,200. Pursuant to the Purchase Agreement, the Company issued unsecured convertible promissory notes (the “Notes”) to Mr. Ziskind, Mr. Cohen, and Mr. Bashan in the principal amount of $10,400 for each Note. The Notes bear simple interest at a rate of 9% per annum and mature on the earlier of (i) March 26, 2026, or (ii) upon the completion by the Company of an equity or debt financing generating gross proceeds of at least $100,000. The Notes are convertible, at the election of the holder, on the maturity date into shares of the Company’s common stock at a price per share equal to 85% of the closing price of the common stock on the applicable trading market as of the maturity date. The Notes are subject to customary events of default, upon which the outstanding principal and accrued interest may become immediately due and payable. The Company may not prepay the principal amount without the consent of a majority of the holders of all outstanding Notes, though accrued interest may be paid at any time.

5. On March 31, 2025, the Company’s board of directors decided to approve the extension of the expiration date of 3,636,634 warrants until June 30, 2025. This extension is subject to the approval of the warrants holders.

Note 5 - Trade and Other Payables

	March 31	December 31
	2025	2024
	US Dollars (In thousands)
Trade payables	50	58
Accrued expenses	206	188
Payroll and related	28	28
Related Parties	144	114

	428	388

IR-Med Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 6 – Segment Information

This segment structure reflects the financial information and reports used by the Company’s management, specifically its Chief Operating Decision Maker (“CODM”), to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus in compliance with Accounting Standards Codification (“ASC”) 280, Segment Reporting.

The Company has one operating and reportable segment, PressureSafe™ & DFU device activity. The PressureSafe™ & DFU device utilizes IR spectroscopy combined with an AI technology platform to develop non-invasive devices for various medical indications, by detecting and measuring various biomarkers and molecules in the blood and in human tissue in real-time.

To date, the Company has not generated revenue. The Company expects to continue to incur significant expenses and operating losses as its product matures for distribution.

The accounting policies of the Company segment are the same as those used in the preparation of its financial statements. The CODM assesses the performance of its operations based on net loss.

The measure of segment assets is reported on the balance sheet as total assets.

The following table presents information about the Company’s single reportable segment by significant expenses categories regularly reviewed by the CODM for the three months ended March 31, 2025, and March 31, 2024:

	For the three months ended March 31
	2025	2024
	US Dollars (In thousands)
Research and development expenses
Salaries and related expenses	29	187
Subcontractors	4	121
Materials	7	-
Usability study	5	14
Other expenses	13	32
Less- government grants	(41)	(180)
Research and development expenses, net	17	174

Marketing expenses	1	2

General and administrative expenses
Salaries and related expenses	21	54
Professional expenses	123	165
Rent and Maintenance	25	32
Other expenses	9	16
Total General and administrative expenses	178	267

Financial expenses (income), net	520	(1)
Depreciation	3	9
Stock-based compensation	54	206

Segment net loss	773	657

IR-Med Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 7 - Stock Options Plan

On December 23, 2020, the Company’s board of directors approved, and its shareholders adopted a share-based compensation plan (“2020 Incentive Stock Plan”) for future grants by the Parent Company. on April 29, 2021, the Company adopted a sub plan (the “Israeli appendix”). On September 27, 2023, the Company’s Board approved a further amendment to the 2020 Incentive Stock Plan to increase the number of shares authorized for issuance of awards under the 2020 Incentive Stock Plan from 16,000,000 shares to an aggregate of 17,500,000 shares of common stock. The holders of a majority of the Company’s voting stock approved such an increase.

As of March 31, 2025, the Company awarded to its employees and service providers options to purchase up to 14,922,175 shares of Common Stock, of which options for 7,535,675 shares were at an exercise price of $0.32 per share, options for 7,131,000 shares were at an exercise price of $0.58 per share, options for 255,500 shares were at an exercise price of $0.01 per share. As of March 31, 2025 options for 13,243,550 shares were vested with a weighted average of exercise of $ 0.42 and the remaining balance has a vesting period ranging between one to three years. The options are exercisable for periods ranging between three to ten years from the vesting date.

	For the three-month period ended
	March 31, 2025		March 31, 2024
	Weighted average of exercise price	Number of options	Weighted average of exercise price	Number of options
Outstanding as of the beginning of the period	$0.51	15,072,175	$0.42	15,544,175
Granted	$-	-	$-	-
Forfeited	$0.58	(150,000)	$0.32	(1,447,500)
Outstanding as of the end of period	$0.44	14,922,175	$0.42	14,096,675

The aforementioned grants were approved following the adoption of the 2020 incentive stock plan and the adoption of the sub plan (the “Israeli appendix”) on April 29, 2021. The Company recorded in the statement of operations a non-cash expense of $574 thousand and $206 thousand during the three months ended March 31, 2025 and 2024 , respectively.

The stock-based compensation expenses for the three months ended March 31, 2025 and March 31, 2024 were recognized in the statements of operations as follows;

	For the three-month period ended
	March 31, 2025	March 31, 2024
	US Dollars (In thousands)

Research and development expenses	7	23
Marketing expenses	1	162
General and administrative expenses	46	21

	54	206

IR-Med Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 8 - Contingent Liabilities and Commitments

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

On November 27, 2024, the first pre-trial hearing in the case was held. After directing questions for clarification to the parties, the honorable court referred the parties to mediation. Mediation sessions were held in January 2025 and April 2025. The parties informed the honorable court on April 23, 2025, of the failure of the mediation process.

The Company records a provision in its financial statements to the extent that it concludes that contingent liability is probable, and the amount thereof is reasonably estimable. Based upon the status of the case described above, management’s assessments of the likelihood of the damages and the advice of counsel no provisions have been made regarding the matter disclosed in this note. Litigation outcomes and contingencies are unpredictable, and excessive verdicts can occur.

Note 9 – Subsequent Events

On April 6, 2025, the Company received an amount of NIS 644,551 (approximately $171,468), as an advance payment from the Israeli Innovation Authority (the “IIA”) to fund the development of a device for the assessment of diabetic foot ulcers before skin breakage among diabetic patients. The IIA approved the Company’s program with a budget in total amount NIS 4,603,938 (approximately $1,222,786), which includes a grant of 40% or NIS 1,841,575 (approximately $489,035). The IIA grant will be distributed in tranches based on specific milestones and the progress of the product development, from January 1, 2025 to December 31, 2025. In consideration of the grant by the IIA, the Subsidiary is required to pay royalties at the rate of 3%-5% from the total sales until the repayment date of the full amount of the grant, plus annual interest at the SOFR rate. In addition, the IIA must approve any arrangement whereby the Subsidiary seeks to transfer the technology relating to the project, or its development, from Israel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws and is subject to the safe harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission, or the SEC, on April 4, 2025. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “IR-Med” mean IR-Med, Inc. and our wholly owned subsidiary IR. Med Ltd. unless otherwise indicated or as otherwise required by the context.

Overview

We are in the process of developing point-of-care decision support devices based on the patented cutting-edge infrared spectroscopy and artificial intelligence, or AI, analysis technology platform, as a basis for point-of-care decision support devices. The electrooptic visual and infrared spectroscopy technology platform allows harmless and non-invasive gathering of bio-information from a patient’s blood and tissue. Bioinformation is then analyzed using our AI-based algorithms to provide healthcare professionals with decision support in the assessment and monitoring of various disease conditions. We plan to use our proceeds to continue development efforts of our products, while mainly focusing on the DiaSafe™ device, production and marketing of PressureSafe™: commercial units, and working capital.

PressureSafe™: Our first product based on this platform, is a handheld device designed to revolutionize the early assessment of pressure injuries, or PIs, affecting the skin and underlying tissue. PIs in the U.S. alone account for $26.8 billion in healthcare spending and result in 60,000 deaths annually. PressureSafe™ is expected to contribute to early assessment of PIs, regardless of patient skin tone, which we believe will drive equitable healthcare and help reduce the toll and cost of PIs. We plan to launch PressureSafe™ as a decision support system, or DSS, tool for caregivers in hospitals, nursing homes, and home-care companies. On April 9, 2024, the PressureSafe™ decision support device received U.S. Food and Drug Administration, or FDA, listing certification. PressureSafe™ is classified as a Class I device. We are currently working on completing the development of the commercial version of the PressureSafe™ device, with initial sales planned during the second half of 2025, following the listing by the FDA.

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

Recent Developments

Israeli Innovation Authority

On April 6, 2025, we received an amount of NIS 644,551 (approximately $171,468), as an advance payment from the IIA to fund the development of a device for the assessment of diabetic foot ulcers before skin breakage among diabetic patients. The IIA approved a total budget in a total amount of NIS 4,603,938 (approximately $1,222,786), which includes a grant of 40% or NIS 1,841,575 (approximately $489,035). The IIA grant will be distributed in tranches based on specific milestones and the progress of product development, from January 1, 2025 to December 31, 2025. The approval of the research and development project by the IIA is subject to the provisions of the Encouragement of Industrial Research and Development Law, 5744-1984 (the “Innovation Law”), as well as the rules, procedures, and guidelines established by the IIA. Pursuant to the terms of the grant, we are required to comply with all applicable regulatory and reporting obligations, including limitations relating to intellectual property and changes in ownership or control. In addition, the Company is obligated to pay royalties to the IIA for revenues generated in connection with the approved project, in accordance with the terms set forth in the grant approval and the Innovation Law.

Director Appointment

On April 29, 2025, our board of directors (the “Board”) appointed Mr. Yechiel Even to serve as a Class I director to fill an existing vacancy on the Board, effective immediately. Mr. Even will serve until his earlier removal or resignation. The Board determined that Mr. Even is an independent director as defined under the Nasdaq Listing Rules and Rule 10A-3 under the Exchange Act of 1934. In addition, Mr. Even was appointed to serve on the Board’s audit committee. As remuneration for his service as a director, Mr. Even will receive the same fees as other non-executive directors. Except as otherwise set forth herein, there is no arrangement or understanding between us and Mr. Even and any other person pursuant to which he was elected as a director, and there are no transactions in which Mr. Even has an interest requiring disclosure under Item 404(a) of Regulation S-K. In connection with Mr. Even’s appointment, we expect to enter into our standard indemnification agreement with Mr. Even, on substantially the same terms as the indemnification agreements previously entered into between us and each of our directors and executive officers.

Results of Operations

Comparison of the Three Months Ended March 31, 2025, to the Three Months Ended March 31, 2024

	For the three months ended March 31,
	2025	2024
	U.S dollars (in thousands)

Research and development expenses, net	23	195
Marketing expenses	2	168
General and administrative expenses	228	295
Total operating expenses	253	658

Financial (income) expenses, net	520	(1)

Loss for the period	773	657

Revenues. During the three-month period ended March 31, 2025, and 2024, we did not record any revenues from operations.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, and overhead expenses. Research and development expenses decreased from $195,000 during the three months ended March 31, 2024, to $23,000 during the corresponding three-month period in 2025. The decrease resulted primarily from a decrease in the use of third-party contractors for further research and development activities due to the completion of the development of the PressureSafe™ device and the measures we implemented to cut our costs in response to our cash flow situation, a reduction in payroll expenses, and a reduction in non-cash expenses recorded relating to stock-based compensation to employees.

Marketing Expenses. Marketing expenses consist primarily of salaries and professional services. Marketing expenses decreased from $168,000 during the three months ended March 31, 2024, to $2,000 during the corresponding three-month period in 2025. The decrease resulted primarily from the reduction in non-cash expenses attributable to stock-based compensation granted to employees and service providers.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses such as legal and accounting-related expenses. General and administrative expenses decreased from $295,000 during the three months ended March 31, 2024, to $228,000 in the corresponding three-month period in 2025. The decrease in general and administrative expenses resulted primarily from a reduction in payroll expenses, and a reduction in fees for professional services following the cost-cutting measures we undertook as a response to our current cash flow limitations. partially offset by an increase in non-cash expenses recorded relating to stock-based compensation to an employee.

Loss. Loss for the three months ended March 31, 2024, was $657,000 compared to $773,000 for the corresponding three-month period in 2025. The increase in net loss is primarily attributable to the increase in non-cash expenses recorded relating to shares issued related to the equity purchase agreement, partially offset by a reduction in payroll expenses, and a decrease in the use of third-party contractors for further research and development activities due to the completion of the development of the PressureSafe™ device and a reduction in fees for professional services following the cost-cutting measures we undertook as a response to our current cash flow limitations.

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

From inception, we have funded our operations from a combination of loans and sales of equity instruments. In 2022 and 2023, we raised aggregate gross proceeds of $3,625,000 and $1,000,000, respectively, from sales of our equity and equity linked securities. In addition, on June 4 and July 4, 2024, we received aggregate proceeds of $755,000 from the sales of our shares of common stock and warrants to purchase shares of common stock in a private placement offering.

As of March 31, 2025, we had $51,000 in cash resources and approximately $617,000 of current liabilities from operations.

The following table provides a summary of operating, investing, and financing cash flows for the three months ended March 31, 2025 (in thousands):

	For the three months ended
	March 31, 2025	March 31, 2024
	US Dollars (In thousands)
Net cash used in operating activities	(110)	(358)
Net cash provided from financing activities	31	-

We have experienced operating losses since inception and had a total accumulated deficit of $17,511,000 as of March 31, 2025. We expect to incur additional costs and will require additional capital to realize our business plans. These losses have resulted in significant cash used in operations. During the three months ended March 31, 2025, and 2024, our cash used in operations was approximately $110,000 and $358,000, respectively. As we continue to conduct our business activities, we expect that the cash needed to fund our operations will increase significantly over the next several years, as we will need to continue and intensify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes, and pursue FDA clearance for our additional products, and international regulatory approvals.

On March 11, 2025, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Williamsburg, pursuant to which Williamsburg agreed to purchase up to Fifteen Million Dollars ($15,000,000) of our Comon Stock (“Maximum Commitment Amount”) by delivering put notices (each, a “Put Notice”). The Purchase Agreement provides that we will sell the shares of Common Stock (the “Put Shares”) to Williamsburg pursuant to applicable Put Notices from time to time over a 24-month period (unless otherwise determined therein) in accordance with the terms and conditions the Purchase Agreement, commencing on March 11, 2025, and ending on the earlier of (i) the date on which the Williamsburg shall have purchased Put Shares pursuant to this Agreement equal to the Maximum Commitment Amount, (ii) March 11, 2027, or (iii) written notice of termination us to Williamsburg (which shall not occur at any time that Williamsburg holds any of the Put Shares) (the “Commitment Period”). Each Put Notice shall state the number of shares of the Common Stock Williamsburg is required to purchase, at such price as determined in accordance with the Purchase Agreement. The per share purchase price for the Put Shares shall be equal to 90% of the market price defined as the average of the two (2) lowest Volume-Weighted Average Price (“VWAP”) for the five (5) consecutive trading days immediately preceding the relevant clearing date, as reported by Bloomberg Finance L.P. or other reputable source. Pursuant to the Purchase Agreement, Williamsburg may not acquire at any point, more than 9.99% of our outstanding common stock. Pursuant to the terms of the Purchase Agreement, Williamsburg agreed to accept a Put Notice of up to $500,000 upon a registration statement being declared effective by the SEC.

As stated in the Purchase Agreement, the “Principal Market” includes any of the national exchanges (i.e. NYSE, NYSE AMEX, NASDAQ), or principal quotation systems (i.e. OTCQX, OTCQB, OTC Pink, the OTC Bulletin Board), or other principal exchange or recognized quotation system which is at the time the principal trading platform or market for the Company’s Common Stock.

As consideration for its commitment to purchase Put Shares pursuant to the Purchase Agreement, the Company issued to Williamsburg 1,000,000 shares of Common Stock (the “Commitment Shares”) following the execution of the Purchase Agreement. The shares of Common Stock that may be issued to Williamsburg under the Purchase Agreement, including the Commitment Shares, were issued and will be issued pursuant to an exemption from registration under the Securities Act.

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

For the three months ended March 31, 2025, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations, as well as to explore additional avenues to increase revenues and reduce expenditures. We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to the often-volatile nature of the financial markets, equity and debt financing may be difficult to obtain.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that the information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal Chief Executive Officer and principal Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level, as further described below.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 27, 2024, the first pre-trial hearing in the case was held. After directing questions for clarification to the parties, the honorable court referred the parties to mediation. Mediation sessions were held in January 2025, and April 2025. The parties informed the honorable court on April 23, 2025, of the failure of the mediation process.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below.

Significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material adverse effect on our business and financial statements.

Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, can materially adversely affect our business and financial statements. Tariffs imposed by the U.S. government, may increase the cost of certain raw materials and components used in our products. If these tariffs remain in place or are expanded, or if new trade restrictions are implemented, our manufacturing costs could increase, which could materially and adversely affect our margins and financial results.

Furthermore, changes in trade policy have increased uncertainty in our industry, and any escalation in trade tensions could disrupt our supply chain, delay production timelines, or require costly modifications to sourcing and logistics strategies. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets.

ITEM 5. OTHER INFORMATION

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

IR-Med, Inc. (Registrant)

By:	/s/ Ran Ziskind	By:	/s/ Sharon Levkoviz
	Ran Ziskind		Sharon Levkoviz
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 15, 2025	Date:	May 15, 2025

