Form 10-Q
period 2025-06-30
IR-Med, Inc.
filed 2025-08-14
CIK 1839133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2025

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

As of August 14, 2025, there were outstanding 77,238,961 shares of the registrant’s common stock, par value $0.001 per share.

IR-MED, INC.

Form 10-Q

June 30, 2025

Item 1 – Unaudited Condensed Consolidated Financial Statements

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Balance Sheets

		June 30 2025	December 31 2024
	Note	U.S dollars (in thousands)

Assets

Current assets
Cash and cash equivalents		63	129
Accounts receivable		27	76
Total current assets		90	205

Non- current assets
Long term restricted deposit		11	11
Operating right of use asset		45	-
Property and equipment, net		29	35
Total non-current assets		85	46

Total assets		175	251

Liabilities and Stockholders’ equity

Current liabilities
Trade and other payables	5	393	388
Deferred grant income	4	173	-
Stockholders’ loans		176	157
Convertible loans from related parties	4	32	-
Total Current Liabilities		774	545

Non-current liabilities
Long term lease liability		26	-
Total Non-Current Liabilities		26	-

Total liabilities		800	545
Commitments and Contingent liabilities	8

Stockholders’ deficit
Common Stock, par value $0.001 per share, 600,000,000 shares authorized as of June 30, 2025, and December 31, 2024. 77,238,961 and 71,008,144 shares issued as of June 30, 2025, and December 31, 2024, respectively.		77	70
Additional paid-in capital		17,510	16,374
Accumulated deficit		(18,212)	(16,738)
Total Stockholders’ deficit		(625)	(294)

Total liabilities and stockholders’ deficit		175	251

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Operations

	For the three-months period ended June 30		For the six-months period ended June 30
	2025	2024	2025	2024
	U.S dollars (in thousands)

Research and development expenses
Expenses incurred	91	249	155	624
Less- government grants	-	(155)	(41)	(335)
Research and development expenses, net	91	94	114	289

Marketing expenses	1	28	3	196

General and administrative expenses	194	236	422	531

Total operating loss	286	358	539	1,016

Financial expenses, net	415	8	935	7

Loss for the period	701	366	1,474	1,023

Basic and dilutive loss per common stock (in dollars)	(0.01)	(0.01)	(0.02)	(0.015)

Weighted average number of common stock	73,755,083	70,281,511	72,423,280	70,106,284

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	deficit
		U.S dollars (in thousands)
For the six-months period ended June 30, 2025

Balance as of January 1, 2025	71,008,144	70	16,374	(16,738)	(294)

Private placement of common stock	591,187	*	88	-	88
Stock-based compensation	10,000	*	141	-	141
Issuance of Shares	5,629,630	7	907	-	914
Loss for the period	-	-	-	(1,474)	(1,474)

Balance as of June 30, 2025	77,238,961	77	17,510	(18,212)	(625)

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the six-months period ended June 30, 2024

Balance as of January 1, 2024	69,931,056	69	15,135	(14,839)	365

Private placement of common stock and warrants, net	715,000	1	714	-	715
Stock-based compensation	53,088	*	306	-	306
Loss for the period	-	-	-	(1,023)	(1,023)

Balance as of June 30, 2024	70,699,144	70	16,155	(15,862)	363

(*)	Represents an amount less than US$ 1 thousand

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	deficit
		U.S dollars (in thousands)
For the three-month period ended June 30, 2025

Balance as of March 31, 2025	72,008,144	72	16,946	(17,511)	(493)

Private placement of common stock	591,187	*	88	-	88
Stock-based compensation	10,000	*	87	-	87
Issuance of Shares	4,629,630	5	389	-	394
Loss for the period	-	-	-	(701)	(701)

Balance as of June 30, 2025	77,238,961	77	17,510	(18,212)	(625)

	Common Stock		Additional		Total
	Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	equity
		U.S dollars (in thousands)
For the three-month period ended June 30, 2024

Balance as of March 31, 2024	69,931,056	69	15,341	(15,496)	(86)

Private placement of common stock and warrants,	715,000	1	714	-	715
Stock-based compensation	53,088	*	100	-	100
Loss for the period	-	-	-	(366)	(366)

Balance as of June 30, 2024	70,699,144	70	16,155	(15,862)	363

(*)	Represents an amount less than US$ 1 thousand

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

IR-Med, Inc.

Interim Unaudited Condensed Consolidated Statements of Cash Flows

	For the six-months period ended
	June 30	June 30
	2025	2024
	U.S dollars (in thousands)

Cash flows from operating activities
Loss for the period	(1,474)	(1,023)

Adjustments to reconcile loss for the period to net cash used in operating activities:
Stock based compensation	141	306
Depreciation	7	13
Non-cash financial expenses (income)	933	(3)
Decrease in accounts receivable	49	45
Increase in deferred grant income	173	-
Decrease in trade and other payables	(10)	(68)

Net cash used in operating activities	(181)	(730)

Cash flows from financing activities
Proceeds from short-term loan	39	-
Repayment of short-term loan	(39)	-
Issuance of convertible loans	31	-
Proceeds from private placement of common stock and warrants. (see also note 4.8)	88	715

Net cash provided by financing activities	119	715

Effect of exchange rate changes on cash and cash equivalents	(4)	1
		-
Net decrease in cash and cash equivalents	(66)	(14)

Cash and cash equivalents as at the beginning of the period	129	767

Cash and cash equivalents as at the end of the period	63	753

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

On April 9, 2024, the Company’s first device, the PressureSafe™, decision support system, received a U.S. Food and Drug Administration (“FDA”) listing certification. PressureSafe™ is classified as a Class I device, decision support system. Following the listing certification of the PressureSafe™ device, the Company has started usability studies and the preparations for the commercial launch of its first device, the PressureSafe™. The Company is developing its technology through its Subsidiary and is utilizing Infra-Red-light spectroscopy (“IR”) combined with an Artificial Intelligence (“AI”) technology platform to develop non-invasive devices for various medical indications, by assessing various biomarkers and molecules in the blood and in human tissue in real-time. The second product candidate, DiaSafe™ which is currently under development is a non-invasive, user friendly devise which is designed to address the medical needs of large and growing target patient groups by offering assessment of Diabetic Foot Ulcer (“DFU”) before skin breakage, which is expected to reduce healthcare expenses and better patient care.

B.	Going Concern

The Company is starting the preparations of the commercial launch of its first device, the PressureSafe™, and does not expect to generate significant revenue until such time as the Company will start the commercialization of the PressureSafe™ and shall complete the design and development of its other product candidates. During the six months ended June 30, 2025, the Company incurred losses of $1,474 thousand and had a negative cash flow from operating activities of $181 thousand. The accumulated deficit as of June 30, 2025 is $18,212 thousand.

Based on the current expected level of operating expenditures, the Company’s cash resources as of June 30, 2025 will be sufficient to meet its operating and capital needs through August 2025 and shall not be sufficient for a period of at least 12 months from the issuance of these consolidated financial statements. Management’s plans regarding these matters include continued development and marketing the Company’s products, as well as seeking additional financing arrangements. Although management continues to pursue these plans, in the event financing is not obtained, the Company may pursue additional cost cutting measures or may be required to delay, reduce the scope of, or eliminate any of its development programs, these events could have a material adverse effect on its business. These factors raise substantive doubt about the Company ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

C.	Iron Swords War

On June 13, 2025, Israel launched Operation “Rising Lion”, a direct military campaign targeting Iranian nuclear and military infrastructure in response to escalating threats posed by Iran’s long-range missile deployment and intelligence reports indicating imminent coordinated attacks. The United States joined Israel in this military action. A ceasefire between Israel and Iran was declared by the United States on June 24, 2025. This action resulted in increased regional instability and led to temporary difficulties of our operations in Israel for several days.

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

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results and cash flow for the three- and six-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Recently Issued Accounting Standards Not Yet Adopted:

In May 2025, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2025-03, Business Combinations (Topic 805): Identifying the Acquirer in a Business Combination Involving a Variable Interest Entity (“VIE”). This ASU modifies the guidance for identifying the accounting acquirer in transactions involving VIEs. The Company does not currently consolidate any VIEs and does not expect the ASU to have a material impact on its consolidated financial statements.

Note 4 – Significant Events During the Reporting Period

1.	In January 2025, in light of the Company’s cash position, the Company and its two officers agreed to reduce their salaries for the months of January and February 2025. According to this agreement, their salaries will range between NIS 6,000 (approximately $1,644) and NIS 10,000 (approximately $2,740) per month.

On July 23, 2025, IR-Med, Inc. (the “Company”) entered into a second amendment to the employment agreement with the Company’s Chief Financial Officer (the “Amendment”) Pursuant to the terms of the Amendment, the monthly salary will be reduced to NIS 7,500, and he will no longer be entitled to the benefit of a leased car or any related payment allowances starting August 1, 2025. In addition, the scope of employment will be reduced to 25% of his time as of August 1, 2025. All other terms related to his overall compensation and equity-based awards remain unchanged.

On July 31, 2025, in light of the Company’s cash position, the Company and its two officers agreed to reduce their salaries starting from June 2025. According to this agreement, their salaries will range between NIS 11,750 (approximately $3,500) and NIS 15,000 (approximately $4,500) per month.

On August 3, 2025, in light of the Company’s cash position, the Company terminated the employment of the Chief Development Officer. The Company intends to retain his services on a consultancy basis under a new consulting agreement.

IR-Med, Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

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

The market value of the 1,000,000 shares issued at the date of the agreement in the amount of $520 thousand was recorded as financial expenses in the statement of operations.

On May 30, 2025, pursuant to the terms of the Agreement, the Company delivered a duly executed put notice to Williamsburg (“the investor”), relating to the sale of 4,629,630 shares of the Company’s common stock, at a per share price of $0.108, for an aggregate purchase price of $500,000. The Company fulfilled its obligations pursuant to the terms of the Agreement, including the timely delivery of the put shares. To date, the investor has failed to remit the required $500,000 owed pursuant to the terms of the Agreement. The Company has made multiple attempts to contact the Managing Member of the investor, with respect to the investor’s failure to timely deliver the payment for the put shares, but to date has not yet received a response. The Company will continue to seek payment for the put shares from Williamsburg and intends to pursue any legal means available to it to enforce the terms of the Agreement.

The fair value of the 4,629,630 shares issued on June 4, 2025, totaling $394 thousand, was recorded as a financial expense in the statement of operations.

4.	Effective March 26, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Mr. Ran Ziskind, Mr. Yaniv Cohen, and Mr. Oded Bashan for an aggregate amount of $31,200. Pursuant to the Purchase Agreement, the Company issued unsecured convertible promissory notes (the “Notes”) to Mr. Ziskind, Mr. Cohen, and Mr. Bashan in the principal amount of $10,400 for each Note. The Notes bear simple interest at a rate of 9% per annum and mature on the earlier of (i) March 26, 2026, or (ii) upon the completion by the Company of an equity or debt financing generating gross proceeds of at least $100,000. The Notes are convertible, at the election of the holder, on the maturity date into shares of the Company’s common stock at a price per share equal to 85% of the closing price of the common stock on the applicable trading market as of the maturity date. The Notes are subject to customary events of default, upon which the outstanding principal and accrued interest may become immediately due and payable. The Company may not prepay the principal amount without the consent of a majority of the holders of all outstanding Notes, though accrued interest may be paid at any time.

IR-Med, Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

5.	On March 31, 2025, the Company’s board of directors decided to approve the extension of the expiration date of 3,636,634 warrants until June 30, 2025. This extension is subject to the approval of the warrant holders.

6.	On April 1, 2025, the Company entered into a lease agreement for a vehicle. The agreement was subsequently terminated on August 1, 2025.

7.	On April 6, 2025, the Company received an amount of NIS 644,551 (approximately $171,468), as an advance payment from the Israeli Innovation Authority (the “IIA”) to fund the development of a device for the assessment of diabetic foot ulcers before skin breakage among diabetic patients. The IIA approved the Company’s program with a budget in total amount NIS 4,603,938 (approximately $1,222,786), which includes a grant of 40% or NIS 1,841,575 (approximately $489,035). The IIA grant will be distributed in tranches based on specific milestones and the progress of the product development, from January 1, 2025 to December 31, 2025. In consideration of the grant by the IIA, the Subsidiary is required to pay royalties at the rate of 3%-5% from the total sales until the repayment date of the full amount of the grant, plus annual interest at the SOFR rate. The Company is obligated to perform the project as approved by the IIA, and in the event of non-completion or failure to meet the project’s objectives, the Company may be required to return the grant amount received, In addition, the IIA must approve any arrangement whereby the Subsidiary seeks to transfer the technology relating to the project, or its development, from Israel. As of the reporting date, no significant expenses have been incurred related to this project, and therefore, the advance payment has been recorded as deferred income.,

8.	On June 5, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors, pursuant to which the Company agreed to issue and sell, in a private placement offering (the “Offering”), 591,187 shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.15, for aggregate gross proceeds of $88,678. The Offering closed on June 9, 2024.

Note 5 - Trade and Other Payables

	June 30	December 31
	2025	2024
	US Dollars (In thousands)
Trade payables	65	58
Accrued expenses	147	188
Payroll and related	26	28
Current Portion of Lease Liabilities	16	-
Related Parties	139	114

	393	388

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

IR-Med, Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

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

The following table presents information about the Company’s single reportable segment by significant expenses categories regularly reviewed by the CODM for the six and three months ended June 30, 2025, and June 30, 2024:

	For the three months ended June 30		For the six months ended June 30
	2025	2024	2025	2024
	US Dollars (In thousands)
Research and development expenses
Salaries and related expenses	46	117	75	304
Subcontractors	18	45	22	166
Materials	-	1	7	1
Usability study	-	23	5	37
Other expenses	4	44	17	76
Less- government grants	-	(155)	(41)	(335)
Research and development expenses, net	68	75	85	249

Marketing expenses	-	4	1	6

General and administrative expenses
Salaries and related expenses	23	6	44	60
Professional expenses	68	136	191	301
Rent and Maintenance	26	27	51	59
Other expenses	10	6	19	22
Total General and administrative expenses	127	175	305	442

Financial expenses, net	415	8	935	7
Depreciation	4	4	7	13
Stock-based compensation	87	100	141	306

Segment net loss	701	366	1,474	1,023

IR-Med, Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 7- Stock Options Plan

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

As of June 30, 2025, the Company awarded to its employees and service providers options to purchase up to 15,458,371 shares of Common Stock, of which options for 7,535,675 shares were at an exercise price of $0.32 per share, options for 7,041,000 shares were at an exercise price of $0.58 per share, options for 641,696 shares were at an exercise price of $0.01 per share and options for 240,000 shares were at an exercise price of $0.15 per share. As of June 30, 2025, options for 13,582,746 shares were vested with a weighted average of exercise of $ 0.41 and the remaining balance has a vesting period ranging between one to three years. The options are exercisable for periods ranging between immediate vesting to ten years from the vesting date.

	For the six-month period ended
	June 30, 2025		June 30, 2024
	Weighted average of exercise price	Number of options	Weighted average of exercise price	Number of options
Outstanding as of the beginning of the period	$0.51	15,072,175	$0.42	15,544,175
Granted	$0.06	626,196	$-	-
Forfeited	$0.58	(240,000)	$0.48	(1,831,500)
Outstanding as of the end of period	$0.42	15,458,371	$0.42	13,712,675

The aforementioned grants were approved following the adoption of the 2020 incentive stock plan and the adoption of the Israeli appendix on April 29, 2021. The Company recorded in the statement of operations a non-cash expense of $141 thousand and $306 thousand during the six months ended June 30, 2025 and 2024, respectively.

The stock-based compensation expenses for the three and six months ended June 30, 2025 and June 30, 2024 were recognized in the statements of operations as follows:

	For the three-month period ended		For the six-month period ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	US Dollars (In thousands)

Research and development expenses	22	17	29	40
Marketing expenses	1	29	2	191
General and administrative expenses	64	54	110	75
	87	100	141	306

IR-Med, Inc.

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

The aggregate intrinsic value of the awards outstanding as of June 30, 2025, is $32,000. This amount represents the total intrinsic value, based on the Company’s stock price of $0.06 as of June 30, 2025, less the weighted exercise price.

Note 8 - Contingent Liabilities and Commitments

On May 29, 2023, a lawsuit was filed against the Company, the Subsidiary and Mr. Aharon Klein, a Company Director and the Company’s Chief Technology Officer in the Tel Aviv District Court of Israel, by an individual who provided, on part time basis, certain consulting services to the Subsidiary between October 2015 and October 2016, before the acquisition of the Subsidiary by the Company. The suit alleges breach of contract by the defendants based on non-payment of amounts purportedly owed to the plaintiff in respect of the services rendered, including the market value of the Company’s common stock that the plaintiff alleges should have been issued to him in respect of services. The lawsuit seeks a declaratory judgment that the defendants breached certain agreements with the plaintiff and claimed damages in the aggregate amount of approximately $2.3 million based on the current exchange rate between the U.S. Dollar and the Israeli NIS.

On November 27, 2024, the first pre-trial hearing in the case was held. After directing questions for clarification to the parties, the honorable court referred the parties to mediation. Mediation sessions were held in January 2025 and April 2025. The parties informed the honorable court on April 23, 2025, of the failure of the mediation process. On May 15, 2025, the parties agreed to hold an additional pre-trial hearing, which is scheduled for September 15, 2025.

The Company records a provision in its financial statements to the extent that it concludes that contingent liability is probable, and the amount thereof is reasonably estimable. Based upon the status of the case described above, management’s assessments of the likelihood of the damages and the advice of the legal counsel, no provisions have been made regarding the matter disclosed in this note. Litigation outcomes and contingencies are unpredictable, and excessive verdicts can occur.

Note 9 - Subsequent Events

On July 6, 2025, the Company, I.R. Med Ltd., obtained a short term loan of NIS 220,000 (approximately $58,565 USD) from Bank Hapoalim. The nominal annual interest rate is 9.30% and is repayable in two monthly installments, with the first payment due on August 31, 2025, and the last payment on September 30, 2025.

On July 30, 2025, the Company and the lenders agreed to amend the terms of the 2015, 2017 Loans and the 2018 CLA loan. The repayment date was extended to January 5, 2027.

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

PressureSafe™: Our first product based on this platform, is a handheld device designed to revolutionize the early assessment of pressure injuries, or PIs, affecting the skin and underlying tissue. PIs in the U.S. alone account for $26.8 billion in healthcare spending and result in 60,000 deaths annually. PressureSafe™ is expected to contribute to early assessment of PIs, regardless of patient skin tone, which we believe will drive equitable healthcare and help reduce the toll and cost of PIs. We plan to launch PressureSafe™ as a decision support system, or DSS, tool for caregivers in hospitals, nursing homes, and home-care companies. On April 9, 2024, the PressureSafe™ decision support device received U.S. Food and Drug Administration, or FDA, listing certification. PressureSafe™ is classified as a Class I device and is exempt from 510(k) premarket submission. We are currently working on completing the development of the commercial version of the PressureSafe™ device, with initial pilots planned in the last quarter of 2025, following the listing by the FDA.

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

Our novel technology platform will enable direct assessment of the development of a DFU before it becomes an open wound that may lead to limb amputation. The Israeli Innovation Authority, or IIA, has approved our plan to develop a diabetic foot ulcer device for early assessment of DFU. On January 25, 2024, the IIA approved a program to develop a device for the early assessment of diabetic foot ulcers among diabetic patients, with a project budget of NIS 3,761,978 (approximately US$ 1,030,000) which includes an amount equal to 50% grant of the total budget provided at the time of the grant, disbursed in installments over the course of 13 months, by the project’s progress. In consideration for the grant by the IIA, the subsidiary is required to pay royalties at the rate of 3%-5% from the total sales until the repayment date of the full amount of the grant, plus annual interest at the SOFR rate. In addition, the IIA must approve any arrangement whereby the Company seeks to transfer the technology relating to the project, or its development, from Israel. Following the IIA grant we plan to commence a clinical trial in the center of Israel’s leading diabetes clinic. On July 15, 2024, we announced that we received a grant from the IIA in the amount of approximately $500,000, to develop our platform technology for a new indication, a decision support device for the early assessment of diabetic foot ulcers. The grant’s 13-month development was finalized, as we achieved the project’s milestones. Computer simulations of infrared light reflectance from lesions under the skin surface have been completed. On April 6, 2025, the Company received an amount of NIS 644,551 (approximately $171,468), as an advance payment from the Israeli Innovation Authority (the “IIA”) to fund the development of a device for the assessment of diabetic foot ulcers before skin breakage among diabetic patients. The IIA approved the Company’s program with a total budget of NIS 4,603,938 (approximately $1,222,786), which includes a grant of 40% or NIS 1,841,575 (approximately $489,035). The IIA grant will be distributed in tranches based on specific milestones and the progress of the product development, from January 1, 2025 to December 31, 2025. In consideration of the grant by the IIA, the Subsidiary is required to pay royalties at the rate of 3%-5% from the total sales until the repayment date of the full amount of the grant, plus annual interest at the SOFR rate. In addition, the IIA must approve any arrangement whereby the Subsidiary seeks to transfer the technology relating to the project, or its development, from Israel.

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

June 2025 Private Placement

On June 5, 2025, we entered into a Securities Purchase Agreement, or the June 2025 Purchase Agreement with certain investors, each an Investor and, collectively, the Investors, pursuant to which we agreed to issue and sell, in a private placement offering, or the Offering, 591,187 shares of our common stock, par value $0.001 per share, or the Common Stock, at a per share price of $0.15, for aggregate gross proceeds of $88,678. The Offering closed on June 9, 2024.

Williamsburg Venture Holdings Equity Purchase Agreement

As previously reported, we entered into an Equity Purchase Agreement, or the Equity Purchase Agreement, with Williamsburg Venture Holdings, LLC, or Williamsburg, on March 11, 2025, pursuant to which Williamsburg agreed to invest up to Fifteen Million Dollars ($15,000,000) over a 24-month period.

On May 30, 2025, pursuant to the terms of the Equity Purchase Agreement, we delivered a duly executed put notice to Williamsburg, relating to the sale of 4,629,630 shares of our Common Stock, at a per share price of $0.108, for an aggregate purchase price of $500,000. We fulfilled our obligations pursuant to the terms of the Equity Purchase Agreement, including the timely delivery of the put shares. To date, Williamsburg has failed to remit the required $500,000 owed pursuant to the terms of the Agreement.

We have made multiple attempts to contact Mr. Ronald Glenn, the Managing Member of Williamsburg, with respect to Williamsburg’s failure to timely deliver the payment for the put shares, but to date has not yet received a response. We will continue to seek payment for the put shares from Williamsburg and intend to pursue any legal means available to it to enforce the terms of the Equity Purchase Agreement.

Amendment to Employment Agreements

On July 23, 2025, we entered into a second amendment to the employment agreement with Mr. Sharon Levkoviz, the Company’s Chief Financial Officer, or the Amendment. Pursuant to the terms of the Amendment, the monthly salary of Mr. Levkoviz will be reduced to NIS 7,500 (approximately $2,200) and he will no longer be entitled to the benefit of a leased car or any related payment allowances starting August 1, 2025. In addition, Mr. Levkoviz’s scope of employment will be reduced to 25% of his time as of August 1, 2025. All other terms related to Mr. Levkoviz’s overall compensation and equity-based awards remain unchanged.

On August 3, 2025, we provided a notice of termination of employment to Aharon Binur, pursuant to which he will cease serving as our Chief Development Officer effective August 31, 2025. The termination of Mr. Binur was not related to any disagreement with us on any matter relating to our operations, policies, or practices.

Results of Operations

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

Revenues. During the six-month period ended June 30, 2025 and 2024, we did not record any revenues from operations.

Research and Development Expenses, Net. Research and development expenses, net consist of salaries and related expenses, consulting fees, service provider costs, and overhead expenses less grants received. Research and development expenses, net decreased from $289,000 during the six months ended June 30, 2024 to $114,000 during the corresponding six month period in 2025. The decrease in the 2025 period resulted primarily from a decrease in the use of third-party contractors for further research and development activities due to the completion of the development of the PressureSafe™ device and the measures we implemented to cut our costs in response to our cash flow situation, a reduction in payroll expenses, partly offset due to decrease in IIA grants due to completion of funded project.

Marketing Expenses. Marketing expenses consist primarily of salaries and professional services. Marketing expenses decreased from $196,000 during the six months ended June 30, 2024 to $3,000 during the corresponding six month period in 2025. The decrease in marketing expenses resulted primarily from the reduction in non-cash expenses attributable to stock-based compensation granted to service providers.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses, such as legal and accounting related expenses. General and administrative expenses decreased from $531,000 during the six months ended June 30, 2024 to $422,000 in the corresponding six months period in 2025. The decrease in general and administrative expenses resulted primarily from a reduction in payroll expenses, and a reduction in fees for professional services following the cost-cutting measures we undertook as a response to our current cash flow limitations, partially offset by an increase in non-cash expenses recorded relating to stock-based compensation to an employee.

Financial Expenses, Net. Financial expenses consist of non-cash expenses relating to shares issued under the equity purchase agreement, interest expenses on loans, changes in the fair value of derivative instruments, bank fees, and foreign exchange gains or losses. Financial expenses, net increased from $7,000 during the six months ended June 30, 2024, to $935,000 in the corresponding six-month period in 2025. This increase was primarily due to the recognition of non-cash expenses relating to shares issued related to the equity purchase agreement.

Loss. Loss for the six months ended June 30, 2024 was $1,023,000 compared to $1,474,000 for the corresponding six month period in 2025. The increase in net loss is primarily attributable to the increase in non-cash expenses recorded relating to shares issued related to the equity purchase agreement, partially offset by a reduction in payroll expenses, and a decrease in the use of third-party contractors for further research and development activities due to the completion of the development of the PressureSafe™ device and a reduction in fees for professional services following the cost-cutting measures we undertook as a response to our current cash flow limitations.

	For the six months ended June 30,
	2025	2024
	U.S. dollars (in thousands)

Research and development expenses, net	114	289
Marketing expenses	3	196
General and administrative expenses	422	531
Total operating expenses	539	1,016

Financial expenses, net	935	7

Loss for the period	1,474	1,023

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

Revenues. During the three-month period ended June 30, 2025 and 2024, we did not record any revenues from operations.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, consulting fees, service provider costs, and overhead expenses. Research and development expenses decreased from $94,000 during the three months ended June 30, 2024 to $91,000 during the corresponding three month period in 2025. The decrease in the 2024 period resulted primarily from a decrease in the use of third-party contractors for further research and development activities due to the completion of the development of the PressureSafe™ device and the measures we implemented to cut our costs in response to our cash flow situation, a reduction in payroll expenses, offset due to decrease in IIA grants due to completion of funded project.

Marketing Expenses. Marketing expenses consist primarily of salaries and professional services. Marketing expenses decreased from $28,000 during the three months ended June 30, 2024 to $1,000 during the corresponding three month period in 2025. The decrease in marketing expenses resulted primarily from the reduction in non-cash expenses attributable to stock-based compensation granted to service providers.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses, such as legal and accounting related expenses. General and administrative expenses decreased from $236,000 during the three months ended June 30, 2024 to $194,000 in the corresponding three month period in 2025. The decrease in general and administrative expenses resulted primarily from a reduction in payroll expenses and a reduction in fees for professional services following the cost-cutting measures we undertook as a response to our current cash flow limitations. partially offset by an increase in non-cash expenses recorded relating to stock-based compensation to an employee.

Financial Expenses, Net. Financial expenses consist of on cash expenses relating to shares issued under the equity purchase agreement, interest expenses on loans, changes in the fair value of derivative instruments, bank fees, and foreign exchange gains or losses. Financial expenses, net increased from $8,000 during the three months ended June 30, 2024, to $415,000 in the corresponding three-month period in 2025. This increase was primarily due to the recognition of non-cash expenses relating to shares issued related to the equity purchase agreement.

Loss. Loss for the three months ended June 30, 2024 was $366,000 compared to $701,000 for the corresponding three month period in 2025. The increase in net loss is primarily attributable to the increase in non-cash expenses recorded relating to shares issued related to the equity purchase agreement and the decrease in IIA grants due to the completion of funded project. partly offset due to the decrease in payroll expenses, and a decrease in the use of third-party contractors for further research and development activities due to the completion of the development of the PressureSafe™ device and a reduction in fees for professional services following the cost-cutting measures we undertook as a response to our current cash flow limitations and a decrease in non-cash expenses recorded relating to stock-based compensation to an employee and service providers.

	For the three months ended June 30,
	2025	2024
	U.S. dollars (in thousands)

Research and development expenses	91	94
Marketing expenses	1	28
General and administrative expenses	194	236
Total operating expenses	286	358

Financial expenses, net	415	8

Loss for the period	701	366

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

From inception, we have funded our operations from a combination of loans and sales of equity instruments. In 2022 and 2023, we raised aggregate gross proceeds of $3,625,000 and $1,000,000, respectively, from sales of our equity and equity linked securities. In addition, on June 4, 2024 and July 4, 2024, we raised aggregate gross proceeds of $755,000 from sales of our shares of common stock and warrants to purchase shares of common stock. On June 9, 2025, we raised aggregate gross proceeds of $88,678 from the sales of our shares of common stock.

As of June 30, 2025, we had $63,000 in cash resources and approximately $800,000 of liabilities, including $774,000 of current liabilities.

The following table provides a summary of operating, investing, and financing cash flows for the six months ended June 30, 2024 and 2025 (in thousands):

	For the six months ended
	June 30, 2025	June 30, 2024
	U.S. Dollars (In thousands)
Net cash used in operating activities	(181)	(730)
Net cash provided by financing activities	119	715

We have experienced operating losses since inception and had a total accumulated deficit of $18,212 thousand as of June 30, 2025. We expect to incur additional costs and will require additional capital to realize our business plans. These losses have resulted from significant cash expenditures used in operations. During the six months ended June 30, 2025 and 2024, our cash used in operations was approximately $181,000 and $730,000, respectively. As we continue to conduct our business activities, we expect that the cash needed to fund our operations will increase significantly over the next several years, as we will need to continue and intensify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes, and pursue FDA clearance and international regulatory approvals.

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

On June 5, 2025, we entered into the June 2025 Purchase Agreement with certain Investors pursuant to which we agreed to issue and sell, in a private placement offering, or the Offering, 591,187 shares of our common stock, par value $0.001 per share, or the Common Stock, at a per share price of $0.15, for aggregate gross proceeds of $88,678. The Offering closed on June 9, 2024.

As previously reported, we entered into an Equity Purchase Agreement, or the Equity Purchase Agreement, with Williamsburg Venture Holdings, LLC, or Williamsburg, on March 11, 2025, pursuant to which Williamsburg agreed to invest up to Fifteen Million Dollars ($15,000,000) over a 24-month period.

On May 30, 2025, pursuant to the terms of the Equity Purchase Agreement, we delivered a duly executed put notice to Williamsburg, relating to the sale of 4,629,630 shares of our Common Stock, at a per share price of $0.108, for an aggregate purchase price of $500,000. We fulfilled our obligations pursuant to the terms of the Equity Purchase Agreement, including the timely delivery of the put shares. To date, Williamsburg has failed to remit the required $500,000 owed pursuant to the terms of the Agreement.

We have made multiple attempts to contact Mr. Ronald Glenn, the Managing Member of Williamsburg, with respect to Williamsburg’s failure to timely deliver the payment for the put shares, but to date has not yet received a response. We will continue to seek payment for the put shares from Williamsburg and intend to pursue any legal means available to it to enforce the terms of the Equity Purchase Agreement.

We need to obtain additional funding in order to pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents will enable us to fund our operations and capital expenditure requirements through the third quarter of 2025. Our requirements for additional capital during this period will depend on many factors, including the following:

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

For the six months ended June 30, 2025, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations, as well as to explore additional avenues to increase revenues and reduce expenditures. We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to the often-volatile nature of financial markets, equity and debt financing may be difficult to obtain.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that the information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal Chief Executive Officer and principal Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level, as further described below.

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

Changes in Internal Control Over Financial Reporting

During the quarter that ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to affect, our internal control over financial reporting materially.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 29, 2023, a lawsuit was filed against the Company, the Subsidiary and Mr. Aharon Klein, a Company Director and the Company’s Chief Technology Officer in the Tel Aviv District Court of Israel by an individual who provided, on a part time basis, certain consulting services to the Subsidiary between October 2015 through October 2016, prior to the acquisition of the Subsidiary by the Company. The lawsuit alleges breach of contract by the defendants based on non-payment of amounts purportedly owed to the plaintiff in respect of the services rendered, including the market value of the Company’s common stock that the plaintiff alleges should have been issued to him in respect of his services. The suit seeks declaratory judgment that the defendants breached certain agreements with the plaintiff and claimed damages in the aggregate amount of approximately $2.3 million based on the current exchange rate between the U.S. Dollar and the Israeli NIS.

On November 27, 2024, the first pre-trial hearing in the case was held. After directing questions for clarification to the parties, the honorable court referred the parties to mediation. Mediation sessions were held in January 2025, and April 2025. The parties informed the honorable court on April 23, 2025, of the failure of the mediation process. On May 15, 2025, the parties agreed to hold an additional pre-trial hearing, which is scheduled for September 15, 2025.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

N/A.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION:

N/A.

ITEM 6. EXHIBITS

Exhibit Index:

10.1	Form of Purchase Agreement among the Company and the Investors, dated June 5 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 8-K filed with the SEC on June 10, 2025).

10.2	Second Amendment to Employment Agreement between the Company and Mr. Levkoviz (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 8-K filed with the SEC on July 29, 2025).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IR-Med, Inc.
(Registrant)

By:	/s/ Ran Ziskind	By:	/s/ Sharon Levkoviz
	Ran Ziskind		Sharon Levkoviz
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 14, 2025	Date:	August 14, 2025

